Form 10-Q
period 2021-03-31
Landos Biopharma, Inc.
filed 2021-05-17
CIK 1785345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39971

Landos Biopharma, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-5085535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1800 Kraft Drive, Suite 216 Blacksburg, Virginia	24060
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (540) 218-2232

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	LABP	The Nasdaq Stock Market LLC

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

As of May 17, 2021, the registrant had 40,117,598 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

Landos Biopharma, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$8,572	$2,416
Marketable securities, available for sale	97,786	25,718
Incentive and tax receivables	1	154
Prepaid expenses and other current assets	3,386	202
Deferred offering costs	—	1,398
Total current assets	109,745	29,888
Property, plant and equipment-net	465	444
Total assets	$110,210	$30,332
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$8,200	$8,606
Accrued liabilities	364	1,939
Other current liabilities	255	489
Total current liabilities	8,819	11,034
Other liabilities	212	276
Total liabilities	9,031	11,310

Commitments and Contingencies	—	—
Convertible preferred stock, $0.01 par value; no shares authorized, issued or outstanding as of March 31, 2021; 11,260,608 shares authorized, issued and outstanding as of December 31, 2020: aggregate liquidation preference of $70,254 as of December 31, 2020	—	73,037

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2021; no shares authorized, issued or outstanding as of December 31, 2020 Common stock, $0.01 par value; 200,000,000 shares authorized, 39,866,669 shares issued and outstanding as of March 31, 2021; 37,410,450 shares authorized, 12,767,909 shares issued and outstanding as of December 31, 2020	399	71
Additional paid-in-capital	166,429	1,633
Accumulated other comprehensive (loss) gain	(102)	10
Accumulated deficit	(65,547)	(55,729)
Total stockholders' equity (deficit)	101,179	(54,015)
Total liabilities, convertible preferred stock and stockholders’ equity	$110,210	$30,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

Landos Biopharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Operating expenses:
Research and development	$7,254	$4,690
General and administrative	2,646	1,080
Total operating expenses	9,900	5,770
Loss from operations	(9,900)	(5,770)
Other income (expenses):
Interest expense	—	(1)
Gain/(loss) from foreign exchange	18	(222)
Other income, net	64	197
Other income (expense), net	82	(26)
Net loss	(9,818)	(5,796)
Net loss per share, basic and diluted	(0.38)	(0.49)
Weighted-average shares used to compute net loss per share, basic and diluted	26,070,455	11,874,723
Net loss	(9,818)	(5,796)
Unrealized gain/(loss) on available-for-sale securities	(112)	(686)
Comprehensive loss	(9,930)	(6,482)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Landos Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$9,818	$5,796
Adjustments to reconcile net earnings to net cash used in operating activities:
Compensation expense related to vesting of common stock issued to Xontogeny	—	13
Depreciation of property and equipment	43	29
Accrued interest on marketable securities	426	12
Stock-based compensation expense	1,023	—
Net realized gain/(loss) on sale of marketable securities	—	28
Net (accretion of discount) amortization of premium on marketable securities	(196)	36
Gain/(loss) from foreign exchange	18	(223)
Changes in operating assets and liabilities:
Incentive and tax receivables	153	—
Prepaid expenses and other assets	(2,212)	56
Accounts payable	(422)	2,792
Other liabilities	(1,575)	(315)
Net cash (used in) operating activities	(12,560)	(3,368)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(64)	(20)
Purchase of available-for-sale marketable securities	(81,379)	(1,251)
Proceeds from sales and maturities of marketable securities	9,395	2,978
Net cash provided by (used in) investing activities	(72,048)	1,707
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from initial public offering	90,506
Proceeds from exercise of stock options	258	—
Net cash provided by (used in) financing activities	90,764	—
Net change in cash and cash equivalents	6,156	(1,661)
Cash and cash equivalents at beginning of period	2,416	9,808
Cash and cash equivalents at end of period	$8,572	$8,147

Supplemental non-cash disclosure: NONCASH INVESTING AND FINANCING ACTIVITY:
Deferred offering costs included in accounts payable and accrued liabilities	$—	$59
Purchases of fixed assets in accounts payable	—	23
Reclassification of par to additional paid-in-capital	2	—
Reclassification of series A and B convertible preferred stock to common stock	72,925	—
Unrealized loss on available-for-sale marketable securities	112	686

The accompanying notes are an integral part of these condensed consolidated financial statements.

Landos Biopharma, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Convertible preferred stock		Convertible preferred stock		Common stock
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Additional paid-in capital	Tranche right	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ deficit
Balance at December 31, 2019	11,260,608	73,037	—	—	11,784,148	$63	$16	—	$(25,585)	$(77)	$(25,583)
Compensation expense related to vesting of common stock issued to Xontogeny	—	—	—	—	193,182	2	12	—	—	—	14
Unrealized gain / (loss) on available-for-sale securities	—	—	—	—	—	—	—	—	—	(686)	(686)
Net loss	—	—	—	—	—	—	—	—	(5,796)	—	(5,796)
Balance at March 31, 2020	11,260,608	73,037			11,977,330	65	28	—	(31,381)	(763)	(32,051)

	Convertible preferred stock		Convertible preferred stock		Common stock
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Additional paid-in capital	Tranche right	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ deficit
Balance at December 31, 2020	11,260,608	$73,037	—	$—	12,767,909	$71	$1,633	—	$(55,729)	$10	$(54,015)
Conversion of preferred stock to common stock upon closing of the initial public offering	(11,260,608)	(73,037)	—	—	20,549,478	262	72,775	—	—	—	73,037
Issuance of common stock, net of issuance costs	—	—	—	—	6,250,000	63	90,443	—	—	—	90,506
Stock compensation expense	—	—	—	—	—	—	1,023	—	—	—	1,023
Exercise of Stock Options	—	—	—	—	299,282	3	555	—	—	—	558
Unrealized gain / (loss) on available-for-sale securities										(112)	(112)
Net loss	—	—	—	—	—	—	—	—	(9,818)	—	(9,818)
Balance at March 31, 2021	—	$—			39,866,669	$399	$166,429		$(65,547)	$(102)	$101,179

The accompanying notes are an integral part of these consolidated financial statements.

Landos Biopharma, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On February 3, 2021, the Company completed its initial public offering (“IPO”) in which it issued and sold 6,250,000 shares of its common stock and the Company received net proceeds of $90.5 million from the IPO, after deducting underwriters’ discounts and commissions. Offering costs were initially capitalized and consisted of fees and expenses incurred in connection with the sale of common stock in the IPO, including legal, accounting, printing and other IPO-related costs.  Upon completion of the IPO, these offering costs were reclassified to stockholders’ equity and offset against the proceeds from the offering on the balance sheet.  Immediately prior to the completion of the IPO, all shares of convertible preferred stock then outstanding were converted into 20,549,478 shares of common stock on a one-to-one basis, $72.9 million of convertible preferred stock was reclassified to additional paid-in-capital and $0.2 of convertible preferred stock was reclassified to common stock on the Company’s balance sheet.

Liquidity and capital resources

The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $65.5 million as of March 31, 2021. Since inception through March 31, 2021, the Company has funded operations primarily through the issuance of convertible preferred stock and convertible promissory notes, and through proceeds from the Company's initial public offering. The Company expects to incur substantial operating losses for at least the next several years and will need to obtain additional financing in order to initiate and complete clinical trials, discover, develop, seek regulatory approvals for and prepare for potential commercialization of its product candidates. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.

As of March 31, 2021, the Company had cash, cash equivalents and marketable securities of $106.4 million, which it believes will be sufficient to fund its planned operations through 2023 from the date of the issuance of its consolidated financial statements.

2. Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Landos Biopharma Australia Pty Ltd. (“Landos Australia”). All intercompany balances and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

Available-for-sale securities are carried at fair value with their unrealized gains and losses included in accumulated other comprehensive loss within stockholders’ (deficit) equity, until such gains and losses are realized in other income (expense), net, within the consolidated statements of operations and comprehensive loss or until an unrealized loss is considered other-than-temporary. Realized gains and losses are determined using the specific identification method.

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

In June 2016, the FASB issued ASU 2016-13—Financial Instruments (Topic 326) Measurement of Credit Losses on Financial Instrument (“CECL”), which requires an allowance for expected credit losses on financial assets be recognized as early as day one of the instrument. This ASU departs from the incurred loss model which means the probability threshold is removed. It considers more forward-looking information and requires the entity to estimate its credit losses as far as it can reasonably estimate. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, for public business entities that are U.S. Securities and Exchange Commission (SEC) filers, excluding entities eligible to be smaller reporting companies (SRC). For all other public business entities, including SRC, the ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Company elected to adopt the new standard in the annual reporting period beginning after December 15, 2022 and does not expect the adoption of this ASU to have a material impact on the consolidated financial statements.

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

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Aggregate fair value
Assets:
Money market funds	$7,233	$—	$—	$7,233
Fixed income securities	—	71,512	—	71,512
Asset backed securities	—	26,274	—	26,274
Total assets	$7,233	$97,786	$—	$105,019

	December 31, 2020
	Level 1	Level 2	Level 3	Aggregate fair value
Assets:
Money market funds	$265	$—	$—	$265
Fixed income securities	—	23,343	—	23,343
Asset backed securities	—	2,375	—	2,375
Total assets	$265	$25,718	$—	$25,983

The contractual maturities of available for sale securities of March 31, 2021 are as follows:

As of March 31,
2021
(in thousands)
Within one year	$44,963
Within one to five years	52,823
Total contractual maturities	$97,786

The Company’s financial instruments consist of Level 1 and Level 2 assets. The Company values its Level 1 assets based on quoted prices in active markets for identical instruments. Level 1 assets consist primarily of highly liquid money market funds that are included in cash equivalents. The Company values its Level 2 assets consisting of certificates of deposits, fixed income securities, and asset backed securities with the help of a third-party pricing service using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses such pricing data as the primary input, to which no material adjustments have been made during the periods presented, to make its determination and assessments as to the ultimate valuation of these assets. The fair values of these instruments approximate amortized cost.

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

On January 27, 2021, the Company’s Board of Directors approved a 1.8249-for-1 stock split of the Company’s outstanding common shares. On January 29, 2021, the Company amended its Amended and Restated Certificate of Incorporation to affect the stock split. The stock split resulted in an adjustment to the preferred share conversion price to reflect a proportional increase in the number of common shares to be issued upon conversion. The accompanying financial statements and notes to financial statements give retroactive effect to the stock split for all periods presented.

A summary of the Company’s stock option activity is as follows:

	Number of Shares	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2020	2,003,587	1,249,218	$—	—	$-
Authorized	—	—	$—	—
Granted	(349,650)	349,650	$16.00	—
Exercised	—	(299,282)	$1.86	—
Forfeited	—	—	$-	—
Balances as of March 31, 2021	1,653,937	1,299,586	$5.67	9.67	$5,151
Options exercisable at March 31, 2021		256,478	$6.68	9.66	$756
Options vested and expected to vest at March 31, 2021		1,299,586	$5.67	9.67	$5,151

The total intrinsic value of options exercised was $2.3 million for the three-months ended March 31, 2021.

The weighted average fair value of options to purchase common stock granted was $9.38 in the three months ended March 31, 2021.

The fair value of each stock option award is estimated on the grant-date using the Black-Scholes option pricing model. The inputs used below are subjective and require significant judgment to determine.

Three Months Ended March 31, 2021
Expected term (in years)	5.9
Risk-free interest rate	0.46%
Expected volatility	66.55%
Dividend rate	—%

The following table summarizes stock-based compensation expense for employees, which was included in the statements of operations and comprehensive loss as follows (in thousands):

Three Months Ended March 31, 2021
Research and development	$778
General and administrative	245
Total stock-based compensation expense	$1,023

At March 31, 2021, the total compensation cost related to unvested stock-based awards granted to employees under the 2019 Plan but not yet recognized was approximately $3.1 million. This cost will be amortized on a straight-line basis over the remaining vesting period. The weighted-average remaining recognition period is approximately 1.6 years.

Early Exercise of Employee Options

The terms of the 2019 Plan permit certain option holders to exercise options before their options are vested. The shares of common stock granted upon early exercise that have not vested are subject to repurchase by the Company in the event of termination of the purchaser’s employment, at the price paid by the purchaser. While such shares have been issued, they are not considered outstanding for accounting purposes until they vest and are therefore excluded from shares used in determining loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. The liability is reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly, the Company has recorded the unvested portion of the early exercise proceeds of $467 thousand as a liability in the accompanying balance sheets as of March 31, 2021. As of March 31, 2021, the Company recorded $255 thousand in other current liabilities and $212 thousand in other long term liabilities related to shares that were subject to repurchase.

5. Commitments and contingencies

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

6. Income taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2021 as the Company incurred losses for the three month period ended March 31, 2021, and is forecasting an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2021. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

Due to the Company's history of losses since inception, there is not enough evidence at this time to support that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a full valuation allowance, since the Company cannot currently support that realization of its deferred tax assets is more likely than not. However, the Company feels its deferred tax assets may be used upon the Company becoming profitable.

At March 31, 2021, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

7. Net loss per share common share

The following table sets forth the computation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share amounts):

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(9,818)	$(5,796)
Denominator:
Weighted-average shares of common stock issued and outstanding	26,332,784	12,363,695
Less: weighted-average unvested common stock subject to repurchase	(262,329)	(488,972)
Weighted-average common stock outstanding used to calculate net loss per common share, basic and diluted	26,070,455	11,874,723
Net loss per share of common stock, basic and diluted	$(0.38)	$(0.49)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the periods presented, because their inclusion would be anti-dilutive:

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020
Convertible preferred stock on an as-converted basis	—	20,549,478
Stock options to purchase common stock	1,299,586	—
Common stock subject to repurchase	250,924	386,366
Total	1,550,510	20,935,844

8. Subsequent events

On May 14, 2021, the Company entered into an exclusive license and collaboration agreement (the "LianBio Agreement") with Lian Respiratory Limited, a Hong Kong entity, for the development, manufacture and commercialization of the Company’s proprietary compounds, omilancor and NX-13 (the "Licensed Products"), within The People’s Republic of China, Macau, Hong Kong, Thailand, Taiwan, South Korea, Myanmar, Vietnam, Cambodia, Indonesia, Philippines, and Singapore (the “Territory”). Under the terms of the LianBio Agreement, the Company will receive an upfront payment of $18.0 million in connection with the execution of the LianBio Agreement, the Company will be eligible to receive up to $95.0 million and sales milestone payments of up to $105.0 million. The Company is also eligible to receive tiered low-to mid-double-digit royalties based on net sales of Licensed Products in the Territory, subject to reduction in specified circumstances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of December 31, 2020 and 2019 and for each of the two years in the period ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 30, 2021. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Landos Biopharma, Inc. together with its subsidiaries.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K and in our other filings with the SEC. Such risks and uncertainties may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of oral therapeutics for patients with autoimmune diseases that are the first to target novel mechanisms of action, including the LANCL2, NLRX1 and PLXDC2 immunometabolic pathways. Our core expertise is in the development of therapeutic candidates that target novel pathways at the interface of immunity and metabolism. Based on our understanding of the role that cellular metabolic pathways have on modulating inflammatory responses, we aim to inhibit these inflammatory responses by changing the metabolic processes in target cells. We leverage our proprietary AI-based precision medicine platform and growing reference datasets, which we refer to as our LANCE platform, to identify novel therapeutic targets and biomarkers based on predictions of immunometabolic function and create therapeutic candidates for autoimmune disease to engage those targets in areas of unmet medical need. Through our LANCE platform, we have identified seven novel immunometabolic targets and product candidates to date across 14 indications, including ulcerative colitis, or UC, Crohn’s disease, or CD, lupus, rheumatoid arthritis, nonalcoholic steatohepatitis, multiple sclerosis, Alzheimer’s disease, asthma, psoriasis, atopic dermatitis, eosinophilic esophagitis, chronic obstructive pulmonary disease, diabetic neuropathy and type 1 diabetes.

Our lead product candidates are:

•         Omilancor (BT-11), a small molecule targeting the LANCL2 pathway that is in clinical development for the treatment of ulcerative colitis and Crohn’s disease.

o
We recently completed the Phase 2 clinical trial in mild to moderate ulcerative colitis patients, which demonstrated that once a day oral dosing with omilancor was gut-restricted and well tolerated, with no treatment-related significant adverse events and a similar adverse event profile across placebo and omilancor groups. Once a day oral dosing with omilancor induced clinical remission and histological remission plus statistically significant changes in biomarkers.
o
We generated positive translational data in the Phase 2 clinical trial in ulcerative colitis patients highlighting that omilancor induced increased levels of regulatory CD4+ T cells and myeloid cells and increased IL-10 expression in remitters (p = 0.036) while decreasing TNF-a expressing myeloid cells (p = 0.037) in the colonic mucosa of patients with ulcerative colitis. These results are consistent with normalization of fecal calprotectin occurring in 43.8% of patients receiving omilancor 1000 mg and 40.6% of patients receiving omilancor 500 mg relative to 21.4% of patients receiving placebo after 2 weeks of treatment (p = 0.048) observed in the trial.
o
We expect to hold an end-of-Phase 2 meeting with the U.S. Food and Drug Administration, or the FDA, in the second quarter of 2021.

o
After we receive guidance from the FDA, we will incorporate the agency’s feedback in the clinical trial design and will plan to commence a Phase 3 trial of omilancor in UC patients in the United States, Russia, Asia and Europe.
o
We have commenced a Phase 2 trial in moderate to severe Crohn’s disease in the second quarter of 2021 (please refer to press release dated May 6 and Form 8-K filed on May 7 for further details). We expect to announce topline data from the induction phase of this trial in the first half of 2022.
o
We have developed an orodispersable formulation of omilancor that is designed to enable exposure to omilancor in the upper gastrointestinal tract while retaining the local action without systemic exposure. This new omilancor formulation is designed for the oral treatment of eosinophilic esophagitis.
o
We received clearance from the FDA for an investigational new drug application, or IND, for omilancor for the treatment of eosinophilic esophagitis, an orphan drug indication (please refer to press release dated April 6, 2021 for more details regarding the IND clearance).
o
We expect to commence Phase 1b trials in eosinophilic esophagitis and psoriasis in 2022.
o
We have developed a topical formulation of omilancor for skin indications and demonstrated its preclinical efficacy in mouse models of psoriasis (please refer to press release dated April 26, 2021 for more details on the data).
o
We expect to submit two INDs for omilancor for the treatment of plaque psoriasis and atopic dermatitis in the third quarter of 2021. Following FDA clearance, we plan to initiate a Phase 1b study in patients.

•
NX-13, a small molecule targeting and activating the NLRX1 pathway that is in clinical development for the treatment of UC and CD.
o
We have completed a Phase 1a trial of NX-13 in normal healthy volunteers in March of 2021.  In the trial, NX-13 demonstrated a well-tolerated profile, gut-restricted pharmacokinetics and dose-dependent changes in fecal calprotectin (please refer to press release dated March 4, 2021 for further details on the topline results).
o
We have commenced a Phase 1b trial in ulcerative colitis with the first patient randomized on April 29th, 2021 (please refer to Form 8-K filing and press release dated April 29, 2021 which more fully describe the design and initiation of the Phase 1b trial in UC patients).
o
We expect to have the data readout in the second half of 2021 and we expect to announce topline clinical data from this trial in the first quarter of 2022.

•
BT-104, a small molecule targeting and activating the LANCL2 pathway that is in IND-enabling studies. BT-104 has a different pharmacokinetic (PK) profile than BT-11 and we have observed in preclinical studies that it is highly systemically distributed.
o
We have demonstrated in a NZB/W F1 mouse model of lupus that BT-104 reduced serum anti-dsDNA antibodies and prevented worsening of proteinuria grade from baseline. Mice were treated with BT-104 daily for 12 weeks between the ages of 24 and 36 weeks. Ninety percent of mice treated with BT-104 experienced an improvement or no change in proteinuria grade from baseline, in comparison to 90% of vehicle treated controls that experienced a worsening in grade. Grade 2 or lower proteinuria was well correlated with the prevention of ESRD clinically.
o
We expect to complete RNA sequencing studies with samples from healthy mice and mice with lupus treated with vehicle versus BT-104 orally to identify immunological signatures and biomarkers connected to the mechanism of action of BT-104 and help design inclusion/exclusion criteria in Phase 1b clinical trials.
o
On April 15, we filed a PIND meeting request with the FDA and expect to complete IND-enabling studies and submit two IND to the FDA in the third quarter of 2021.
o
We expect to advance BT-104 into a Phase 1a clinical trial in the fourth quarter of 2021 for systemic lupus erythematosus and rheumatoid arthritis.
o
We expect to establish a Clinical Advisory Board for lupus in the second half of 2021.

We have continued to efficiently develop our pipeline, including four additional preclinical product candidates:

•
PX-69, a small molecule designed to target and activate the PLXDC2 pathway that is in preclinical testing for diabetic nephropathy and rheumatoid arthritis.

o
We have generated preclinical data demonstrating efficacy of PX-69 in mouse and rat models of rheumatoid arthritis. Please refer to the press release dated April 26, 2021 for further details on preclinical findings demonstrating the ability of PX-69 to provide protection against rheumatoid arthritis in rats and mice through immunometabolic mechanisms.
o
We are currently performing scale up manufacturing for PX-69.
o
We expect to commence IND-enabling studies in the second half of 2021
o
We expect to file an IND for PX-69 in rheumatoid arthritis in the first half of 2022.

•
BT-111, a small molecule designed to target and activate LANCL2 for the treatment of non-alcoholic steatohepatitis and type 1 diabetes. We have generated preclinical data demonstrating efficacy of BT-111 in mouse models of NASH and type 1 diabetes.

o   We have demonstrated that therapeutic dosing of BT-111 (10 mg/kg) for six weeks between weeks six and 12 of CDAA diet, reduced lipid accumulation and liver fibrosis (n = 10, P ≤ 0.05). Liver fibrosis, assessed by percent positive area in liver histology by Masson’s trichrome staining, was approximately normalized to standard diet controls.

o   We have demonstrated that BT-111 maintained ß cell mass in a NOD mouse model and reduced apoptosis of human islet cells in response to oxidative and inflammatory stress in vitro.

•
NX-66, a small molecule designed to target NLRX1 currently in preclinical testing in mouse models of multiple sclerosis and Alzheimer’s disease. NX-66 is highly systemically distributed and penetrates the blood brain barrier.

o   We have demonstrated that therapeutic dosing of oral NX-66 (20 mg/kg), between days 14 and 23 post-challenge, ameliorated disease severity in a MOG-induced model of EAE. NX-66 provided a greater than 50% reduction in disease activity four days after the initiation of treatment (n = 10, P ≤ 0.05). NX-66 treatment decreased Tnf and IL1b expression in the spinal cords of EAE mice.

o   Testing of the preclinical efficacy of NX-66 in mouse models of Alzheimer’s disease is also underway.

•
NX-73, a small molecule designed to target NLRX1 currently in preclinical testing in mouse models of asthma and chronic obstructive pulmonary disease.
o
We have identified and implemented 4 models of allergic asthma using 4 of the most clinically relevant and ubiquitous allergens. These models indicate enhanced eosinophilia, neutrophilia, Th2 and Th17 mediated immune signaling in the absence of Nlrx1.
o
We are using four validated models of allergy and asthma using Aspergillus fumigatus, Alternaria alternata, ragweed pollen, and house dust mite extract to assess efficacy of NX-73 in suppressing Th2-mediated responses post-sensitization and providing protection from asthma and allergy in mice.

LANCE Platform

We leverage our proprietary AI-based precision medicine platform, our LANCE platform, to identify novel therapeutic targets based on predictions of immunometabolic function and create therapeutic candidates to engage those targets in areas of unmet medical need. We expect that recent augmentations in Artificial Intelligence (A.I.) coupled with growth of our Shadowfax High Performance Computing (HPC) environment at Landos will continue to catalyze the LANCE platform for precision autoimmune disease drug development. We have continued to develop our HPC-driven, A.I.- and modeling-based advanced computational platform for precision autoimmune disease drug development. Several enhancements to the LANCE platform encompassing natural language processing, NLP, and graph-based analytics are designed to allow for the processing of millions of articles and billions of data points. We believe these critical enhancements to the LANCE platform will facilitate a higher degree of data processing and integration to quickly identify the next generation of therapeutic targets and biomarkers plus scout for new indications. Some of the recent enhancements to the LANCE platform include:

•
Developing a new sensitivity analysis framework to capture many features of our computational models of the immune response.
•
Incorporating NLP of primary biomedical literature to augment novel candidate discovery and characterization. This proprietary NLP framework allows Landos researchers to rapidly assess the quality of primary literature associated with initial candidates derived from system-wide analysis of large-scale clinical datasets.

•
Improved the multiscale modeling capabilities of our HPC-based agent-based modeling tool ENISI (Enteric Immunity Simulator) by incorporating cellular metabolic networks at the single-cell level.
•
Utilizing a variety of graph-based techniques centered on information propagation via homology modeling to utilize data from well-studied model systems, and biochemical pathway analysis to identify novel sites of convergence between immune and metabolic pathways.
•
Incorporating advanced machine learning strategies to further enhance scalability and efficiency, including extending our library of algorithms and models while supporting increased model complexity in the intersection of immunity and metabolism.
•
Establishing large-scale parallel computing systems for implementing parallel simulation frameworks for massively and dynamically interacting large-scale models.
•
Developing a user-friendly web-based environment to support and HPC-driven infrastructure for drug development.
•
Developing and calibrating unique, detailed immunometabolic models of the immune system.
•
Increasing the number of relevant autoimmune disease genomic, metabolomic and biomarker datasets (ulcerative colitis, Crohn’s disease, rheumatoid arthritis, lupus, multiple sclerosis, type 1 diabetes, psoriasis, atopic dermatitis, asthma, allergy, COPD).
•
Further enhancing integration across A.I., agent-based modeling (ABM), partial differential equations (PDE) and ordinary differential equation (ODE) based modeling within the LANCE platform.
•
Identifying and validating novel therapeutic targets and biomarkers of response based on the iterative systems biology approach in LANCE.
•
Elucidating novel mechanistic insights for the newly identified therapeutic targets.
•
Establishing robust verification and validation methods for confirming model predictions based on clustering analytics, improved big data management through digital libraries and experimental validation.
•
Utilizing the clinical, translational and immunological data from our clinical trials to enhance our model calibration databases and increase the predictive power of our computational and mathematical models.
•
Increasing our computational and HPC capabilities by establishing a data room with a new Shadowfax HPC system containing 1,536 cores in 64 compute nodes (12 CPUs and 2 cores per CPU), two high memory nodes with 10 cores each, 2 login nodes, 1 head node, on a private VPN plus 500 TB of storage. This on-premise computing environment can seamlessly scale to cloud compute environments when needed.

Since our inception in 2017, our operations have focused on developing our clinical and preclinical product candidates and our LANCE platform, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials and preclinical studies. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the sale of equity securities. Since inception, we have raised an aggregate of $170.0 million of gross proceeds from our initial public offering, or IPO, and the sale of shares of our preferred stock and convertible promissory notes.

Since inception, we have incurred significant operating losses. Our net loss was $9.8 million and $5.8 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $65.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•
conduct our ongoing and planned clinical trials of omilancor and NX-13, as well as initiate and complete additional clinical trials, as needed;
•
pursue regulatory approval of omilancor and NX-13 for the treatment of UC and CD;
•
leverage our LANCE platform to discover and develop additional product candidates for the treatment of autoimmune diseases;
•
scale up our clinical and regulatory capabilities;
•
establish a commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval, including omilancor and NX-13;
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

Recent Developments: LianBio Agreement

On May 14, 2021, the Company entered into an exclusive license and collaboration agreement, or the LianBio Agreement, with Lian Respiratory Limited, a Hong Kong entity, for the development, manufacture and commercialization of the Company’s proprietary compounds, omilancor and NX-13, or the Licensed Products, within The People’s Republic of China, Macau, Hong Kong, Thailand, Taiwan, South Korea, Myanmar, Vietnam, Cambodia, Indonesia, Philippines, and Singapore, or the Territory. Under the terms of the LianBio Agreement, the Company will receive an upfront payment of $18.0 million in connection with the execution of the LianBio Agreement and will be eligible to receive development milestone payments of up to $95.0 million and sales milestone payments of up to $105.0 million. The Company is also eligible to receive tiered low- to mid-double-digit royalties based on net sales of Licensed Products in the Territory, subject to reduction in specified circumstances.

Consistent with our strategy, we intend to continue to pursue territory deals that enable partnering on commercialization of lead therapeutic assets outside of the U.S. and European markets. Moreover, we will consider partnering with strategics to develop some of the follow on therapeutic assets as a means of monetizing some of our pipeline assets.

Liquidity and Capital Resources

On February 3, 2021, we completed our IPO in which we issued and sold 6,250,000 shares of our common stock at a public offering and received net proceeds of $90.5 million, after deducting underwriters’ discounts and commissions and expenses payable by us.

We have further strengthened our capital position and operating runway through our IPO and business development activities. Based on our current expectation for operations, research, development, and clinical trials plans - we believe that the $106.4 million in cash and marketable securities (not including the 18.0 million upfront payment due to us under the LianBio Agreement) will be sufficient to support our operating costs through 2023.

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

As of March 31, 2021, we had federal net operating loss carryforwards, or NOLs, of $43.9 million and state NOLs of $43.9 million that may be available to offset future taxable income. The federal NOLs include $2.1 million available to reduce 100% of future taxable income, which will begin to expire in 2037, if not utilized, and $41.8 million, which can be carried forward indefinitely. The state NOLs will begin to expire in 2037, if not utilized.

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

Results of operations

Comparison of the three months ended March 31, 2021 and 2020

The following table summarizes our results of operations for the years ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Operating expenses
Research and development	$7,254	$4,690
General and administrative	$2,646	$1,080
Total operating expenses	$9,900	$5,770
Loss from operations	(9,900)	(5,770)
Other income (expense);
Interest expense	—	(1)
Gain (loss) from foreign exchange	18	(222)
Other income, net	64	197
Other income (expense), net	82	(26)
Net loss	(9,818)	(5,796)

Research and development expenses

Research and development expenses were $7.3 million for the three months ended March 31, 2021 compared to $4.7 million for the three months ended March 31, 2020. The increase of $2.6 million was primarily attributable to increased costs associated with ongoing clinical trial activities for omilancor and NX-13.

The following table summarizes our research and development expenses by product candidate or development program for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Omilancor	$5,005	$3,630
NX-13	1,370	780
BT-104	585	—
Other discovery pipeline, LANCE platform and unallocated costs	294	280
Total research and development expenses	$7,254	$4,690

General and administrative expenses

General and administrative expenses were $2.6 million for the three months ended March 31, 2021 compared to $1.1 million for the three months ended March 31, 2020. The increase of $1.5 million was primarily attributable to increases in patent costs, related legal fees and other outside professional services.

Other Income (expense), net

Other income, net was $82 thousand for the three months ended March 31, 2021 compared to other expense, net of $26 thousand for the three months ended March 31, 2020. The decrease was due to amortization of bond premium from investment activity and the gains (losses) from foreign exchange.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our research programs and product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting additional preclinical studies and clinical trials for our current and future research programs and product candidates, including omilancor and NX-13, discovering and developing new product candidates using the LANCE precision medicine platform, contracting with CMOs to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through equity financings. As of March 31, 2021, we had $106.4 million in cash, cash equivalents and marketable securities and an accumulated deficit of $65.5 million. We had no indebtedness as of March 31, 2021.

On February 3, 2021, we completed our IPO in which we issued and sold 6,250,000 shares of our common stock and received net proceeds of $90.5 million, after deducting underwriters’ discounts and commissions and expenses payable by us.

The following table summarizes our sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(12,560)	$(3,368)
Net cash provided by (used in) investing activities	(72,048)	1,707
Net cash provided by financing activities	90,764	—
Net increase (decrease) in cash and cash equivalents	$6,156	$(1,661)

Operating activities

Net cash used in operating activities for the three months ended March 31, 2021 was $12.6 million, consisting primarily of our net loss of $9.8 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses. Net cash used in operating activities for the three months ended March 31, 2020 was $3.4 million, consisting primarily of our net loss of $5.8 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2021 was $72.0 million, consisting of purchases of available-for-sale marketable securities offset by proceeds from sales and maturities of marketable securities. Net provided by investing activities for the three months ended March 31, 2020 was $1.7 million, consisting primarily of maturities of available-for-sale marketable securities.

Financing activities

Net cash provided by financing activities in the three months ended March 31, 2021 of $90.8 million was primarily related to proceeds from our IPO. There was no net cash provided by financing activities in the three months ended March 31, 2020.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drugs, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•
the scope, progress, costs and results of our ongoing and planned clinical trials of omilancor and NX-13;
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

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Quarterly Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Emerging growth company status

We qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or JOBS Act. As an “emerging growth company” we may take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

•
the option to present only two years of audited consolidated financial statements and only two years of related “Management’s discussion and analysis of financial condition and results of operations”;
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

We may take advantage of these provisions until December 31, 2026, the last day of our fiscal year following the fifth anniversary of the completion of our IPO. However, if any of the following events occur prior to the end of such five-year period, (i) our annual gross revenue exceeds $1.07 billion, (ii) we issue more than $1.0 billion of non-convertible debt in any three-year period or (iii) we become a “large accelerated filer,” (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act), we will cease to be an emerging growth company prior to the end of such five-year period. We will be deemed to be a “large accelerated filer” at such time that we (a) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700.0 million or more as of the last business day of our most recently completed second fiscal quarter, (b) have been required to file annual and quarterly reports under the Exchange Act, for a period of at least 12 months and (c) have filed at least one annual report pursuant to the Exchange Act. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to take advantage of this extended transition period.

Furnish the information required by Item 303 of Regulation S-K (§ 229.303 of this chapter).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer, who also serves as our principal financial officer and our principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer has concluded that as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

On February 8, 2021, upon the closing of our initial public offering, all shares of our then-outstanding convertible preferred stock were automatically converted into 20,549,478 shares of common stock. The issuance of such shares of common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

(b) Use of Proceeds

On February 3, 2021, our Registration Statement on Form S-1, as amended (File No. 333-252083), was declared effective in connection with our initial public offering, in which we issued and sold 6,250,000 shares of our common stock at a public offering and received net proceeds of $90.5 million, after deducting underwriters' discounts and commissions and expenses payable by us. The joint book-running managers of our initial public offering were J.P. Morgan Securities LLC, Jefferies LLC and SVB Leerink LLC, and Raymond James & Associates, Inc. acted as lead manager. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on February 4, 2021.

c) Issuer Purchases of Equity Securities

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 00139971), filed with the Securities and Exchange Commission on February 8, 2021).

3.2

Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s to the Company’s Registration Statement on Form S-1 (File No. 333-252083), filed with the Securities and Exchange Commission on January 28, 2021).

10.1

Form of Indemnification Agreement with Executive Officers and Directors (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-252083), filed with the Securities and Exchange Commission on January 28, 2021).

10.2+

2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-252083), filed with the Securities and Exchange Commission on January 28, 2021.

10.3+

Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 001-39971), filed with the Securities and Exchange Commission on March 30, 2021).

31.1*

Certification of Principal Executive and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan.

# This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Landos Biopharma, Inc.

Date: May 17, 2021	By:	/s/ Josep Bassaganya-Riera, Ph.D.
Josep Bassaganya-Riera, Ph.D.
Chairman, President and Chief Executive Officer
(Principal Executive, Financial and Accounting
Officer)