Form 10-Q
period 2021-06-30
Landos Biopharma, Inc.
filed 2021-07-29
CIK 1785345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 29, 2021, the registrant had 40,117,598 shares of common stock, $0.01 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•
the timing, progress and results of our clinical trials of omilancor, NX-13 and any other product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
•
the timing of any submission of filings for regulatory approval of, and our ability to obtain and maintain regulatory approvals for, omilancor, NX-13 and any other product candidates for any indication;
•
 our expectations regarding the size of the patient populations, market acceptance and opportunity for and clinical utility of our product candidates, if approved for commercial use;
•
 our manufacturing capabilities and strategy, including the scalability and commercial viability of our manufacturing methods and processes;
•
our expectations regarding the scope of any approved indication for omilancor, NX-13 or any other product candidate;
•
our ability to successfully commercialize our product candidates;
•
our ability to leverage our LANCE platform to identify and develop future product candidates;
•
our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional funding;
•
our ability to establish or maintain collaborations or strategic relationships and attain any related milestone payments;
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

You should refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in "Item 1a. Risk Factors" below for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this report represent our views as of the date of this report. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this report.

You should read this report and the documents that we reference in this report, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

All brand names or trademarks appearing in this report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report are referred to without the symbols ® and TM, but such references should not be construed as any indication that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Unless the context requires otherwise, references in this report to “Landos,” the “Company,” “we,” “us,” and “our” refer to Landos Biopharma, Inc. and its subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

Landos Biopharma, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$18,687	$2,416
Marketable securities, available for sale	96,440	25,718
Incentive and tax receivables	2	154
Prepaid expenses and other current assets	2,598	202
Deferred offering costs	—	1,398
Total current assets	117,727	29,888
Property, plant and equipment-net	564	444
Total assets	$118,291	$30,332
Liabilities, convertible preferred stock and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$10,685	$8,606
Accrued liabilities	1,590	1,939
Other current liabilities	255	489
Total current liabilities	12,530	11,034
Other liabilities	149	276
Total liabilities	12,679	11,310

Commitments and Contingencies	—	—
Convertible preferred stock, $0.01 par value; no shares authorized, issued or outstanding as of June 30, 2021; 11,260,608 shares authorized, issued and outstanding as of December 31, 2020: aggregate liquidation preference of $70,254 as of December 31, 2020	—	73,037

Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued or outstanding as of June 30,2021	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized, 39,900,886 shares issued and outstanding as of June 30, 2021; 12,767,909 shares issued and outstanding as of December 31, 2020	399	71
Additional paid-in-capital	166,805	1,633
Accumulated other comprehensive gain (loss)	(142)	10
Accumulated deficit	(61,450)	(55,729)
Total stockholders' (deficit) equity	105,612	(54,015)
Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$118,291	$30,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

Landos Biopharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue - License Fee:	$18,000		$18,000
Operating expenses:
Research and development	11,522	3,723	18,776	$8,413
General and administrative	2,596	1,365	5,241	2,445
Total operating expenses	14,118	5,088	24,017	10,858
Gain/(Loss) from operations	3,882	(5,088)	(6,017)	(10,858)
Other income (expenses):
R&D Incentive Income	41	—	41	—
Gain/(loss) from foreign exchange	(5)	175	13	(47)
Other income, net	179	136	242	332
Other income (expense), net	215	311	296	285
Net income/(loss)	4,097	(4,777)	(5,721)	(10,573)
Net income/(loss) per share, basic and diluted	0.12	(0.73)	(0.19)	(1.61)
Weighted-average shares used to compute net loss per share, basic	33,639,481	12,067,905	29,875,877	11,971,314
Weighted-average shares used to compute net loss per share, diluted	34,384,784	12,067,905	29,875,877	11,971,314
Net income/(loss)	4,097	(4,777)	(5,721)	(10,573)
Unrealized gain/(loss) on available-for-sale securities	(40)	774	(152)	88
Comprehensive income/(loss)	4,057	(4,003)	(5,873)	(10,485)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Landos Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(5,721)	$(10,573)
Adjustments to reconcile net earnings to net cash used in operating activities:
Compensation expense related to vesting of common stock issued to Xontogeny	—	27
Depreciation of property and equipment	93	66
Accrued interest on marketable securities	415	—
Stock-based compensation expense	1,335	—
Net realized gain/(loss) on sale of marketable securities	2	44
Net (accretion of discount) amortization of premium on marketable securities	245	73
Gain/(loss) from foreign exchange	13	46
Other		33
Changes in operating assets and liabilities:
Incentive and tax receivables	152	(27)
Prepaid expenses and other assets	(1,412)	(2)
Accounts payable	2,067	1,731
Other liabilities	(349)	(610)
Net cash (used in) operating activities	(3,160)	(9,192)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(213)	(79)
Purchase of available-for-sale marketable securities	(85,409)	(10,092)
Proceeds from sales and maturities of marketable securities	14,289	13,908
Net cash (used in) provided by investing activities	(71,333)	3,737
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from initial public offering	90,506
Proceeds from exercise of stock options	258	—
Net cash provided by financing activities	90,764	—
Net change in cash and cash equivalents	16,271	(5,455)
Cash and cash equivalents at beginning of period	2,416	9,808
Effect of exchange rates on cash	—	(46)
Cash and cash equivalents at end of period	$18,687	$4,307

Supplemental non-cash disclosure: NONCASH INVESTING AND FINANCING ACTIVITY:
Deferred offering costs included in accounts payable and accrued liabilities	$—	$246
Purchases of fixed assets in accounts payable	—	11
Reclassification of par to additional paid-in-capital	2	—
Reclassification of series A and B convertible preferred stock to common stock	72,925	—
Unrealized gain on available-for-sale marketable securities	152	88

The accompanying notes are an integral part of these condensed consolidated financial statements.

Landos Biopharma, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Convertible preferred stock		Convertible preferred stock		Common stock
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Additional paid-in capital	Tranche right	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ deficit
Balance at December 31, 2019	11,260,608	73,037	—	—	11,784,148	$63	$16	—	$(25,585)	$(77)	$(25,583)
Compensation expense related to vesting of common stock issued to Xontogeny	—	—	—	—	193,182	2	12	—	—	—	14
Unrealized gain / (loss) on available-for-sale securities	—	—	—	—	—	—	—	—	—	(686)	(686)
Net loss	—	—	—	—	—	—	—	—	(5,796)	—	(5,796)
Balance at March 31, 2020	11,260,608	73,037			11,977,330	65	28	—	(31,381)	(763)	(32,051)
Compensation expense related to vesting of common stock issued to Xontogeny	—	—	—	—	193,182	1	12	—	—	—	13
Unrealized gain / (loss) on available-for-sale securities	—	—	—	—	—	—	—	—	—	774	774
Net loss	—	—	—	—	—	—	—	—	(4,777)	—	(4,777)
Balance at June 30, 2020	11,260,608	73,037			12,170,512	66	40	—	(36,158)	11	(36,041)

	Convertible preferred stock		Common stock
	Shares	Amounts	Shares	Amounts	Additional paid-in capital	Tranche right	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity (deficit)
Balance at December 31, 2020	11,260,608	$73,037	12,767,909	$71	$1,633	—	$(55,729)	$10	$(54,015)
Conversion of preferred stock to common stock upon closing of the initial public offering	(11,260,608)	(73,037)	20,549,478	262	72,775	—	—	—	73,037
Issuance of common stock, net of issuance costs	—	—	6,250,000	63	90,443	—	—	—	90,506
Stock compensation expense	—	—	—	—	1,023	—	—	—	1,023
Exercise of Stock Options	—	—	299,282	3	555	—	—	—	558
Unrealized gain / (loss) on available-for-sale securities								(112)	(112)
Net loss	—	—	—	—	—	—	(9,818)	—	(9,818)
Balance at March 31, 2021	—	$—	39,866,669	$399	$166,429	—	$(65,547)	$(102)	$101,179
Stock compensation expense	—	—	—	—	312	—	—	—	312
Exercise of Stock Options	—	—	34,217	—	64	—	—	—	64
Unrealized gain / (loss) on available-for-sale securities								(40)	(40)
Net income	—	—	—	—	—	—	4,097	—	4,097
Balance at June 30, 2021	—	$—	39,900,886	$399	$166,805	—	$(61,450)	$(142)	$105,612

The accompanying notes are an integral part of these consolidated financial statements.

Landos Biopharma, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and description of the business

Landos Biopharma, Inc. (“Landos”) is a late-clinical-stage biopharmaceutical company that utilizes its LANCE® Advanced A.I. platform to discover and develop novel oral therapeutics for patients with autoimmune diseases. To date LANCE® has discovered seven new mechanisms of action, including the LANCL2, NLRX1 and PLXDC2 immunometabolic pathways. These new pathways offer a unique and differentiated way to modulate dysregulated immune responses that are connected to autoimmune diseases, a market expected to reach $153 billion by 2025.

The Company’s core expertise is in the development of therapeutic candidates that target novel pathways at the interface of immunity and metabolism. Based on our understanding of the role that cellular metabolic pathways have on modulating inflammatory responses, the Company aims to down-regulate these inflammatory responses by changing the metabolic processes in targeted cells.

The Company leverages its proprietary advanced AI-based precision medicine platform and growing reference datasets, which we refer to as our LANCE® advanced A.I. platform, to identify novel therapeutic targets and biomarkers based on predictions of immunometabolic function and create therapeutic candidates for autoimmune disease to engage those targets in areas of unmet medical need.

The Company utilizes its unique and proprietary animal models, which allows precise conduct of its research and development activities, as compared to other animal models available for purchase in the marketplace, to evaluate safety and efficacy profiles of its product candidates.

LANCE Platform and Expansible Inflammation & Immunology Pipeline

The Company’s LANCE platform accelerates the drug development process by shortening timelines and reducing costs. LANCE® has yielded 17 active preclinical and clinical programs through June 30, 2021.  In addition, the Company expects LANCE® will continue to assist in developing new and novel product candidates to enhance the Company’s expansible inflammation & immunology (I&I) pipeline in the future.

Lead Therapeutic Assets and Clinical Trial Plans

Lead asset omilancor is a novel once-daily, oral, gut-restricted small molecule drug candidate that targets the LANCL2 pathway for the treatment of ulcerative colitis (“UC”), Crohn’s disease (“CD”), Eosinophilic Esophagitis (“EOE”) and topical formulations have been developed for psoriasis and atopic dermatitis.

The Company successfully completed a global Phase 2 clinical trial of omilancor for UC in 2020. And, in June 2021, the company successfully completed an End-of-Phase 2 meeting with the US FDA and secured agreement on the key elements necessary for regulatory approval. This has enabled the company to initiate clinical trial site feasibility studies for the planned pivotal global Phase 3 program of omilancor in UC that will consist of two concurrent global pivotal trials: PACIFY I and PACIFY II. The Company believes that the agreed upon inclusion criteria of the pending global Phase 3 program, if successful, may potentially make omilancor eligible to be prescribed to approximately 90% of all UC patients. According to Global Data, sales of UC drugs in the US in 2021 are anticipated to approximate $5.7 billion and may reach $7.3 billion in 2025 when omilancor might be ready to be commercialized for UC. Additionally, the Company initiated a Phase 2 trial of omilancor in 150 patients with CD in the first half of 2021 with data readout for this trial expected in the first half of 2022.

NX-13 is a novel, once-daily, oral, gut-restricted small molecule drug candidate for the treatment of inflammatory bowel disease, that targets the NLRX1 pathway. NX-13 is undergoing Phase 1b clinical testing in 40 UC patients with data readout expected in the first quarter of 2022.

Continued Drug Discovery and Pipeline Development Activities

The Company is a platform company that continues to discover innovative therapeutic targets, with the aim to begin clinical development of at least one new drug candidate in each of the next five years. The Company also has a robust pipeline of seventeen (17) product candidates for various autoimmune diseases, including: lupus, rheumatoid arthritis, multiple sclerosis, and type 1 diabetes a market expected to reach $153 billion by 2025. At least several of which the Company anticipates advancing to Phase 1 clinical testing in 2021 and 2022.

Business Development and Financing Activities

We are actively seeking cash inflows from non-dilutive product candidate licensing activities to negotiate for up-front and milestone payments and potential royalty payments on future sales for our pipeline of product candidates while advancing our core programs to commercialization.

In May 2021, Landos received $18 million in an upfront payment from LianBio related to a license agreement for the Greater China and select Asian markets. The LianBio agreement may provide us up to an additional $200 million from the achievement of commercial and milestone payments, and low-mid double-digit royalties in net sales in the territory. LianBio also committed to recruitment of up to 25% of patients in our Phase 3 pivotal trials.

During February 2021, the Company completed its initial public offering (“IPO”) that resulted in net proceeds of $90.5 million. As a result of the IPO, $72.9 million of convertible preferred stock converted to common stock, in accordance with the terms of those financing agreements negotiated prior to the IPO.

We will need additional financing to initiate and complete our planned clinical trials, to continue and expand our research and development operations that support our planned discovery, development and clinical and regulatory activities, to adequately prepare for commercialization of our product candidates that may achieve regulatory approval in the future.

Liquidity and Capital Resources

As of June 30, 2021, the Company had cash, cash equivalents and marketable securities of $115.1 million, which it believes will be sufficient to fund its planned operations through end of 2023.

Since our inception in 2017 through June 30, 2021, we funded operations through the issuance of convertible preferred stock and convertible promissory notes, through proceeds from our IPO, and through the upfront payment from the LianBio territory deal.  We expect to incur substantial operating losses for at least the next several years.

2. Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Landos Biopharma Australia Pty Ltd. (“Landos Australia”). All intercompany balances and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include but are not limited to accrued liabilities, fair value of equity instruments, and uncertain tax positions. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates

COVID-19

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID-19”) as a pandemic, and the Company expects its operations in all locations to be affected as the virus and its variants continue to proliferate. The Company has adjusted certain aspects of its operations to protect employees and customers while still meeting customers’ needs for vital technology. The Company will continue to monitor the situation closely and it is possible that further measures will be implemented. In light of the uncertainty as to the severity and duration of the pandemic, the impact on the financial position of the company, if any, is uncertain at this time.

Revenue Recognition for Out-License Arrangements

Under ASC Topic 606, “Revenue from Contracts with Customers” (“Topic 606”), an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company assesses its license arrangements within the scope of Topic 606 in accordance with this framework as follows:

License revenue

The Company first assesses whether the goods or services promised within each contract are distinct to identify those that are performance obligations. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. In assessing whether a promised good or service is distinct, and therefore a performance obligation, the Company considers factors such as the research, manufacturing and commercialization capabilities of the customer and the availability of the associated expertise in the general marketplace. The Company also considers the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, the Company is required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and if so, they are considered performance obligations.

The transaction price is determined and allocated to the identified performance obligations in proportion to their stand-alone selling prices (“SSP”) on a relative SSP basis. SSP is based on observable prices of the performance obligations or, when such prices are not observable, are estimated based on factors such as forecasted revenues or costs, development timelines, discount rates, and probabilities of technical and regulatory success.

If the consideration promised in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer. The Company determines the amount of variable consideration by using the expected value method or the most likely amount method. The Company includes the amount of estimated variable consideration in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

If an arrangement includes development, regulatory or commercial milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensee and the transfer of the promised goods or services to the licensees will be one year or less. For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time, recognition is based on the use of an output or input method.

Collaborative arrangements

The Company analyzes its license arrangements to assess whether it is within the scope of ASC Topic 808, Collaborative Arrangements (“Topic 808”) by evaluating whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For arrangements within the scope of Topic 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of Topic 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606. For elements of collaboration arrangements that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election. For those elements of the arrangement that are accounted for pursuant to Topic 606, the Company applies the five-step model described above.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of ninety days (90) or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds and commercial paper and are stated at fair value.

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

The Company evaluates its investments with unrealized losses for other-than-temporary impairment. When assessing investments for other-than-temporary impairments in value, the Company considers such factors as, among other things, how significant the impairment in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions. If the Company determines from this analysis that it does not expect to receive cash flows sufficient to recover the entire amortized cost of the security, a credit loss exists, the impairment is considered other-than-temporary and is recognized in the consolidated statements of operations and comprehensive loss.

Research and development expenses

Research and development expenses consist primarily of costs incurred for the development of the Company’s lead clinical product candidates omilancor, NX-13 and other pipeline therapeutic assets. Research and development costs consist primarily of external costs related to clinical development, contract manufacturing and discovery as well as personnel costs. Personnel costs consist of salaries and employee benefits. The Company estimates preclinical and clinical study and research expenses based on the services performed, pursuant to contracts with research institutions that conduct and manage preclinical and clinical studies and research services on its behalf. The Company records the costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in accrued liabilities in the consolidated balance sheets. These costs are a component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued costs and actual costs incurred.

Basic and diluted net income and loss per share

Basic net income or loss per share is computed by dividing the net income or loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net income or loss per share is computed by dividing the net income or loss by the weighted-average number of shares of common stock together with the number of additional shares of common stock that would have been outstanding if all potentially dilutive shares of common stock had been issued.

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

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Aggregate fair value
Assets:
Money market funds	$17,174	$—	$—	$17,174
Fixed income securities	—	71,027	—	71,027
Asset backed securities	—	25,413	—	25,413
Total assets	$17,174	$96,440	$—	$113,614

	December 31, 2020
	Level 1	Level 2	Level 3	Aggregate fair value
Assets:
Money market funds	$265	$—	$—	$265
Fixed income securities	—	23,343	—	23,343
Asset backed securities	—	2,375	—	2,375
Total assets	$265	$25,718	$—	$25,983

The contractual maturities of available for sale securities of June 30, 2021 are as follows:

As of June 30,
2021
(in thousands)
Within one year	$62,193
Within one to five years	34,247
Total contractual maturities	$96,440

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

A summary of the Company’s stock option activity is as follows:

	Number of Shares	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2020	2,003,587	1,249,218	$1.86	9.80	$9
Authorized	—	—	$—	—
Granted	(491,650)	491,650	$14.61	—
Exercised	—	(333,499)	$1.86	—
Forfeited	—	—	$—	—
Balances as of June 30, 2021	1,511,937	1,407,369	$6.31	9.46	$7,535
Options exercisable at June 30, 2021		294,042	$6.15	9.40	$1,977
Options vested and expected to vest at June 30, 2021		1,407,369	$6.31	9.46	$7,535

The total intrinsic value of options exercised was $1.5 million for the six months ended June 30, 2021.

The weighted average fair value of options to purchase common stock granted was $7.33 million in the six months ended June 30, 2021.

The fair value of each stock option award is estimated on the grant-date using the Black-Scholes option pricing model. The inputs used below are subjective and require significant judgment to determine.

Six Months Ended June 30, 2021
Expected term (in years)	5.9
Risk-free interest rate	0.63%
Expected volatility	66.55%
Dividend rate	—%

The following table summarizes stock-based compensation expense for employees, which was included in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Research and development	$211	$989
General and administrative	101	346
Total stock-based compensation expense	$312	$1,335

At June 30, 2021, the total compensation cost related to unvested stock-based awards granted to employees under the 2019 Plan but not yet recognized was approximately $3.7 million. This cost will be amortized on a straight-line basis over the remaining vesting period. The weighted-average remaining recognition period is approximately 2.6 years.

Early Exercise of Employee Options

The terms of the 2019 Plan permit certain option holders to exercise options before their options are vested. The shares of common stock granted upon early exercise that have not vested are subject to repurchase by the Company in the event of termination of the purchaser’s employment, at the price paid by the purchaser. While such shares have been issued, they are not considered outstanding for accounting purposes until they vest and are therefore excluded from shares used in determining loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. The liability is reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly, the Company has recorded the unvested portion of the early exercise proceeds of $404 thousand as a liability in the accompanying balance sheets as of June 30, 2021. As of June 30, 2021, the Company recorded $255 thousand in other current liabilities and $149 thousand in other long term liabilities related to shares that were subject to repurchase.

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

The following table summarizes our contractual obligations as of June 30, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
(in thousands)	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Operating lease commitments(1)	$505	$172	333	—	—
Total	$505	$172	333	—	—

(1) Amounts in the table reflect payments due for our headquarters in Blacksburg, Virginia under an operating lease agreement that expires in July of 2024.

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

6. Income taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2021 as the Company incurred losses for the six months ended June 30, 2021, and is forecasting an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2021. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

At June 30, 2021, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

7. Net Income/(Loss) per common share

The following table sets forth the computation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share amounts):

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net Income/(Loss)	$4,097	$(4,777)	$(5,721)	$(10,573)
Denominator:
Weighted-average shares of common stock issued and outstanding	33,867,593	12,363,695	30,121,003	12,363,695
Less: weighted-average unvested common stock subject to repurchase	(228,112)	(295,790)	(245,126)	(392,381)
Weighted-average common stock outstanding used to calculate net gain/(loss) per common share, basic	33,639,481	12,067,905	29,875,877	11,971,314
Weighted-average effect of potentially dilutive securities:
Stock options to purchase common stock	537,832	—	—	—
Common stock subject to repurchase	207,471	—	—	—
Diluted weighted-average common shares outstanding	34,384,784	12,067,905	29,875,877	11,971,314
Net income/(loss) per common stock, basic	$0.12	$(0.40)	$(0.19)	(0.88)
Net income/(loss) per share of common stock, diluted	$0.12	$(0.40)	$(0.19)	$(0.88)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the periods presented, because their inclusion would be anti-dilutive:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2021	2020	2021	2020
Convertible preferred stock on an as-converted basis	—	20,549,478	—	20,549,478
Stock options to purchase common stock	491,650	—	1,407,369	—
Common stock subject to repurchase	—	193,184	216,707	193,184
Total	491,650	20,742,662	1,624,076	20,742,662

8. License Agreement

License and collaboration agreement with LianBio

On May 14, 2021, the Company entered into an exclusive license and collaboration agreement with LianBio Respiratory Limited (“Lian”). Lian is a related party to the Company as a result of an affiliation of a member of the Company’s board of directors. By entering into this agreement, the Company promised to deliver to Lian an exclusive license and know-how (the ”License”) to develop, manufacture and commercialize omilancor and NX-13 (the “Product”) in the territory comprising the People’s Republic of China (“PRC”), Hong Kong, Macau, Taiwan, Cambodia, Indonesia, Myanmar, Philippines, Singapore, South Korea, Thailand, and Vietnam (the “Territory”).

In addition, the Company and Lian formed a Joint Steering Committee (“JSC”) to provide oversight to the activities performed under the agreement; however, the substance of the Company’s participation in the JSC does not represent an additional promised service, but rather, a right of the Company to protect its own interests in the arrangement.

Further, the Company agreed to supply to Lian all clinical and commercial requirements of Product. The terms of the agreement do not provide for either (i) an option to Lian to purchase Product from the Company at a discount from the standalone selling price or (ii) minimum purchase quantities. Finally, Lian will bear (i) all costs and expenses for any development or commercialization of the Product in the Territory and (ii) all costs and fees associated with applying for regulatory approval of the Product in the Territory. The Company received a non-refundable payment of $18.0 million upon execution of the agreement. In addition, the Company has the ability to receive additional payments upon the achievement of certain development and sales milestone payments of up to an aggregate of $95.0 million and $105.0 million, respectively. The Company is also entitled to receive double-digit royalties on net sales of the Product in the Territory.

The Company concluded that Lian meets the definition of a customer because the Company is delivering intellectual property and other services in which the parties are not jointly sharing the risks and rewards. Therefore, the Company concluded that the promises summarized above represent transactions with a customer within the scope of ASC 606. The Company determined that the contract contains a single performance obligation to deliver the License, which represents function intellectually property given the functionality of the License is not expected to change substantially as a result of the Company’s ongoing activities.

Given that Lian is not obligated to purchase any minimum amount or quantities of Product, the supply of Product for clinical and commercial purposes was determined to be an option for Lian, rather than a performance obligation of the Company at contract inception and will be accounted for if and when exercised. The Company also determined that Lian’s option to purchase Product does not create a material right as the expected pricing is not at a discount.

The Company determined that the upfront fixed payment amount of $18.0 million must be included in the transaction price. The potential development milestone payments that the Company is eligible to receive were excluded from the transaction price, as the milestone amounts were fully constrained based on the probability of achievement, since the milestones relate to successful achievement of certain regulatory approvals or activities, which might not be achieved. The Company determined that the royalties and sales milestone payments relate predominantly to the License and are therefore excluded from the transaction price under the sales- or usage-based royalty exception of ASC 606. The Company will reevaluate the transaction price, including all constrained amounts, at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and the Company will adjust its estimate of the transaction price as necessary. The Company will recognize the royalties and sales milestone payments as revenue when the associated sales occur, and relevant sales-based thresholds are met. The Company assessed the arrangement with Lian and concluded that a significant financing component does not exist.

The Company will recognize the revenue allocated to the License performance obligation at a point in time upon transfer of the License. As of June 30, 2021, the Company had completed the transfer of the License and know-how necessary for Lian to benefit from the License and, as such, recognized the full amount of the upfront payment as revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of December 31, 2020 and 2019 and for each of the two years in the period ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 30, 2021. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to "the company," “we,” “us,” and “our” refer to Landos Biopharma, Inc. together with its subsidiaries. Market research and trends were derived from various sources including but not limited to Global Data, CDC and IHS Markit.

Overview

We are a late-clinical-stage biopharmaceutical company utilizing our proprietary advanced artificial intelligence (“A.I.”) platform called LANCE® to discover, validate and develop oral therapeutics for patients with autoimmune diseases that are the first to target novel mechanisms of action, including the LANCL2, NLRX1 and PLXDC2 immunometabolic pathways. Based on the accelerated development facilitated by our LANCE® advanced A.I. platform, our expansible inflammation and immunology (I&I)_pipeline has 17 active drug development programs targeting these novel pathways at the interface of immunity and metabolism.

Our lead asset omilancor is a novel gut-restricted small molecule drug candidate for the treatment of ulcerative colitis (“UC”), Crohn’s disease (“CD”), eosinophilic esophagitis (“EoE”), psoriasis and atopic dermatitis that targets the LANCL2 pathway. We completed a global Phase 2 double-blind placebo controlled clinical trial of omilancor for UC in 2020. These results have been successfully accepted for publication in a reputable peer-reviewed clinical conference: United European Gastroenterology Week (“UEGW”). Following the end of Phase 2 meeting with the United States Food and Drug Administration (“FDA”) in June 2021, we are planning to begin registration directed global phase 3 trials of omilancor in UC by the first quarter of 2022. Interim topline results from the 12-week induction portion of these phase 3 global trials are anticipated to be available in 2023. Omilancor has a very strong and extensive patent estate with over 50 patents that will make omilancor an enduring asset into late 2030s. In each of the currently disclosed target indications for omilancor we plan to retain commercialization rights for US and may seek partners for commercialization opportunities outside of the US (expect for Greater China and select Asian markets since we already have a license agreement in place with LianBio).

During the second quarter of 2021, we initiated a Phase 2 trial of omilancor in patients with CD with data readout for this trial expected in the first half of 2022.  According to market research, in 2020, prescription therapeutics used to treat CD in the United States generated approximately $10.7 billion in sales and are anticipated to grow at over 4.1% per annum over the coming years.

We have also developed a topical formulation and anticipate filing an Investigational New Drug Application (“IND”) with the FDA for omilancor in Psoriasis. According to market research, in 2020, prescription therapeutics used to treat Psoriasis in the US generated over $9.5 billion in sales and are anticipated to grow over 5.2% per year over the coming decade.

We also anticipate filing an IND for omilancor in Atopic Dermatitis (“AD”) in the first half of 2022. According to market research, prescription therapeutics used to manage the symptoms of AD generated approximately $6.5 billion in sales in 2020 and are anticipated to grow in excess of 10.0% per year over the coming years.

In addition, we cleared an IND for omilancor orodispersable tablets in Eosinophilic Esophagitis (“EoE”) was cleared by the FDA in April 2021. A relatively newly recognized disease with no FDA approved therapies. As such, EoE is frequently underdiagnosed but is nonetheless estimated to affect up to 135,000 patients in the US, growing at approximately 6.0% per annum.

Our second most advanced clinical program is NX-13, a novel, gut-restricted small molecule drug candidate now in development for the treatment of inflammatory bowel disease (“IBD”) that targets the NLRX1 pathway. Currently, we are actively enrolling a Phase 1b clinical trial of NX-13 in 40 UC patients in the US and Europe.  We anticipate top line data readout of this trial in the first quarter of 2022. Additionally, we anticipate filing an IND for NX-13 in irritable bowel syndrome (IBS) in the fourth quarter of 2021.

A $218 million territory deal with LianBio to develop and commercialize omilancor in Greater China and select Asian markets. Of the $218 million, $18 million has been received as an upfront cash payment (please refer to Form 8-K filing and press release dated May 17, 2021). We are also eligible to receive tiered royalties based on the net sales of omilancor and NX-13 in the licensed territories.

Our third most advanced clinical program is LABP-104 (formerly BT-104), a novel, systemic small molecule anti-inflammatory therapeutic for the treatment of lupus, and rheumatoid arthritis. We expect to file an IND for lupus and rheumatoid arthritis in the third quarter of 2021.

A $218 million territory deal with LianBio to develop and commercialize omilancor in Greater China and select Asian markets. Of the $218 million, $18 million has been received as an upfront cash payment (please refer to Form 8-K filing and press release dated May 17, 2021). We are also eligible to receive tiered royalties based on the net sales of omilancor and NX-13 in the licensed territories.

Below, a synopsis of our expansible inflammation and immunology pipeline of three novel pathways and 17 novel product candidates that are in active development for 14 therapeutic indications.

Our core expertise is in the development of therapeutic candidates that target novel pathways at the interface of immunity and metabolism. Based on our understanding of the role that cellular metabolic pathways have on modulating inflammatory responses, we aim to inhibit these inflammatory responses by changing the metabolic processes in target cells. We leverage our proprietary advanced AI-based precision medicine platform and growing reference datasets, which we refer to as our LANCE® advanced A.I. platform, to identify novel therapeutic targets and biomarkers based on predictions of immunometabolic function and create therapeutic candidates for autoimmune disease to engage those targets in areas of unmet medical need. Through our LANCE® advanced A.I. platform, we have identified seven novel drug candidates that are in active development for 17 indications, including UC, CD, lupus, rheumatoid arthritis, nonalcoholic steatohepatitis (“NASH”), multiple sclerosis, Alzheimer’s disease, asthma, psoriasis, atopic dermatitis, EoE, chronic obstructive pulmonary disease, diabetic neuropathy and type 1 diabetes.

Our Lead Product Candidates and Clinical Trial Plans

Our current lead product candidate, omilancor, is a novel gut-restricted small molecule drug candidate that target the LANCL2 pathway, a novel mechanism of action (MOA) that regulates excessive immune responses tied to autoimmune diseases, for the treatment of ulcerative colitis (UC), Crohn’s disease (CD), Eosinophilic Esophagitis (EoE) psoriasis and atopic dermatitis are targeting prescription market volumes that in 2020 amounted to over $56 billion and in 2029 are expected to grow to $157 billion. Landos has a strong patent position 48 patents on omilanicor in 43 countries around the world with patent life up to 2035 (not counting patent term extension). Patent applications in additional countries are pending.

Omilancor - UC

•
Omilancor is our foremost advanced clinical program. A novel therapeutic based on a newly discovered pathway; the LANCL2 pathway that controls excessive immune responses connected to autoimmune disease without any mechanism-related toxicities. omilancor treats the following indications orally – UC, CD, EoE – as well as the following indications topically – Psoriasis and Atopic Dermatitis. omilancor has a very strong and extensive patent estate that will make omilancor an enduring asset into late 2030s. In each of the currently disclosed target indications for omilancor we plan to retain commercialization rights for US and may seek partners for additional commercialization opportunities outside of the US, as the Company has with Greater China and select Asian markets with the recently executed Lian Bio Agreement. We successfully completed a global Phase 2 clinical double-blind placebo controlled clinical trial of omilancor for UC in 2020 in 195 patients.  These results were accepted for publication in a reputable peer-reviewed clinical conference: United European Gastroenterology Week (UEGW).  LianBio agreed to fund up to an estimated 25% of development and commercialization expenses related to omilancor in the collaboration territory of Greater China and select Asian markets. Including, enrolling up to 25% of the planned patients in the global pivotal Phase 3 trial of omilancor in UC in the Greater China region and leading the regulatory activities in the selected territories. We had a positive End-of-Phase 2 (“EoP2”) meeting with the FDA for omilancor in Mild-to-Moderate Active UC patients in which we and the FDA agreed on key elements necessary for regulatory approval. We have initiated site feasibility studies in 32 countries for a Phase 3 pivotal program (PACIFY 1 and 2 Trials) in 1,378 UC patients.
•
We expect that interim topline results from the 12-week induction portion of these Phase 3 global trials are anticipated to be available for public dissemination in 2023. The full 52-week clinical remission topline data are anticipated to be available for public dissemination in 2024.
•
If successful, we anticipate initiating an NDA for omilancor in UC with the US FDA (and potentially additional global regulatory bodies) in mid-to-late 2024. If approved by the US FDA, we anticipate launching omilancor in the US for the pre-biologic (and potentially biologic failure) UC patients in 2025. This would potentially make omilancor a clinically relevant option to nearly 90% of UC patients in the US. According to market research, in 2020 the UC market in the United States generated nearly $5.3 billion in prescription sales and is anticipated to grow at over 6.0% per annum over the coming years.
•
The EoP2 meeting resulted in agreement from the FDA on inclusion and exclusion criteria to enable study of a mild to moderate population that could potentially result in a broad addressable patient population of up to 70 to 80% of UC patients (or 90% of the 700,000 UC patients with active disease).
•
The UC projected market sales for related therapeutics are expected to increase over the next several years at over 6.0% annually to $9.4 billion by the year 2029 in the US ($12.26 billion globally). Of the $5.6 billion forecasted US market sales and 700,000 UC patients in 2021, only a small portion of appropriate patients are treated. Further, the predominant method of treatment is administered subcutaneously to a small subset of the overall UC population. Omilancor potentially represents an important advancement in the treatment of UC given its oral/non-invasive treatment modality and, what has thus far been shown to be clean and well tolerable safety profile.
•
Of the top selling drugs in 2020 related to UC, CD, RA and other inflammatory diseases, Humira comprises nearly 45%, or $20 billion of the total market exposure. Further, Humira is leading the closest selling drug, Stelara, by an estimated 27%. Humira peak sales are estimated to occur in 2021-2022 due primarily to advanced therapeutics entering the market and patent expiration.
•
Based on the Phase 2 data, omilancor has the potential to provide a competitive advantage in efficacy and safety over many of the currently approved leading therapeutics, including Humira. In a likely more convenient oral once a day dosing. Through our proprietary LANCE® advanced A.I. platform, we are able to design and develop novel drugs that treat the indication in the gut rather than broadly suppressing the immune system. This novel approach is designed to increase the safety of the drug and minimizes systemic immunosuppression tied to cancer, death or infection which are typical adverse side effects of standard of care drugs used for UC and CD.
•
We will present an abstract containing the mechanistic and precision medicine outcomes of the Phase 2 UC data at the first clinical conference: United European Gastroenterology Week (“UEGW”) in October 2021. We generated positive translational data from the Phase 2 clinical trial in ulcerative colitis patients on concentrations of cytokines in the colonic mucosal biopsies collected on week 12 of treatment. Patients treated with omilancor had 55% lower IL-6 concentrations and 44% lower TNF-a concentrations after 12 weeks of treatment relative to patients receiving placebo. This is consistent with the increased levels of regulatory CD4+ T cells and myeloid cells and increased IL-10 expression in remitters (p = 0.036) and the statistically significant decrease in TNF-a expressing myeloid cells (p = 0.037) in the colonic mucosa of patients with UC, and the statistically significant normalization of fecal calprotectin levels (p = 0.048) observed in the trial. The presentation will also illustrate that patients treated with omilancor maintained low Mayo scores and UC

•
symptoms beyond 1 year of treatment with nearly 90% of patients achieving remission thresholds in stool frequency and rectal bleeding after 36 weeks of open-label treatment.
•
We expect to initiate discussions with the Chinese regulatory agency about our omilancor program and expect a Pre-investigational New Drug (“PIND”) filing in China in the third quarter of 2021.

Omilancor - CD

•
We have commenced a Phase 2 trial in moderate to severe Crohn’s disease in the second quarter of 2021 (please refer to press release dated May 6 and Form 8-K filed on May 7 for further details). We expect to announce topline  data from the induction phase of this trial in the first half of 2022. According to market research, in 2020, prescription therapeutics used to treat CD in the United States generated approximately $10.7 billion in sales and are anticipated to grow at over 4.1% per annum over the coming years.
•
In July, the National Institute of Health (“NIH”) / National Institute of Diabetes and Digestive and Kidney Diseases (“NIDDK”) has awarded a $3 million R01 grant to Landos to investigate the mechanism of action and clinical efficacy of omilancor in Crohn’s disease patients. The project involves a clinical research collaboration between us, Mount Sinai School of Medicine and New York Gastroenterology Associates. The project provides an independent peer scientific and clinical validation of Landos novel mechanisms and drug development efforts.

Omilancor – Psoriasis

•
We developed a topical formulation and anticipate filing an IND in 2021 with the US FDA for omilancor in Psoriasis.
•
According to market research, in 2020, prescription therapeutics used to treat Psoriasis in the US generated over $9.5 billion in sales and are anticipated to grow over 5.2% per year over the coming decade.

Omilancor – Atopic Dermatitis

•
We have generated preclinical data showing therapeutic activity of omilancor topical formulation in atopic dermatitis. We also anticipate filing an IND for omilancor in Atopic Dermatitis (“AD”) in the first half of 2022. According to market research, prescription therapeutics used to manage the symptoms of AD generated approximately $6.5 billion in sales in 2020 and are anticipated to grow in excess of 10.0% per year over the coming years.

Omilancor – EoE

•
To date, we cleared an IND for omilancor orodispersable tablets in Eosinophilic Esophagitis (“EoE”).  During 3Q’21, we anticipate receiving Orphan Drug Designation from the US FDA for the use of omilancor in EoE, a relatively newly recognized disease with no FDA approved therapies. We expect to commence Phase 1b trials for orodispersible omilancor tablets versus placebo in EoE in 2022.
•
EoE is frequently underdiagnosed but is nonetheless estimated to affect up to 135,000 patients in the US, growing at approximately 6.0% per annum. Based on our market research, we believe that a safe, oral drug, with biologic like or better efficacy may potentially capture a large share of each of the markets that we are targeting with omilancor.

NX-13 – Inflammatory bowel disease (UC and CD) & Irritable Bowel Syndrome (IBS)

NX-13, a once-daily, oral, gut-restricted small molecule targeting and activating the novel NLRX1 pathway that is in clinical development for the treatment of UC, CD and IBS. Landos has patents on NX-13 in the U.S., a patent application accepted for issuance in Canada, and additional national and regional patent applications that have the possibility of yielding patent protection in over 50 additional countries.

•
We have executed a $218 million territory deal to develop and commercialize NX-13 in Greater China and select Asian markets (please refer to Form 8-K filing and press release dated May 17, 2021 for further details). Of the $218 million, $18 million has been received as an upfront cash payment (please refer to Form 8-K filing and press release dated May 17, 2021). We are eligible to receive the remaining $200 million subject to various development and commercial milestones.
•
We are also eligible to receive tiered royalties based on the net sales of NX-13 in the licensed territories.
•
LianBio will also fund a significant amount of the development and commercialization expenses related to NX-13 in the collaboration territory of Greater China and select Asian markets.
•
We will present an abstract containing the results of our Phase 1a clinical trial of NX-13 at the first clinical conference: United European Gastroenterology Week (UEGW) in October 2021. The trial met all primary and secondary endpoints. The data also demonstrates a signal of efficacy in terms of lowering fecal calprotectin levels, increasing IL-10 concentrations and decreasing IL-6 concentrations in plasma.

•
We have commenced a Phase 1b trial in UC where we are actively recruiting 40 patients with the first patient randomized on April 29th, 2021 (please refer to Form 8-K filing and press release dated April 29, 2021 which more fully describe the design and initiation of the Phase 1b trial in UC patients).
•
We expect to have the data readout for our Phase 1b trial in the second half of 2021 and we expect to announce topline clinical data from this trial in the first quarter of 2022. According to market research for prescription therapeutics used to manage the symptoms of IBD generated approximately $15 billion in sales in 2020 and are anticipated to grow in excess of 4% per year over the coming years.
•
Additionally, we anticipate filing an IND for NX-13 in irritable bowel syndrome (IBS) in 4Q’2021. The IBS treatment market size is estimated to reach over $2 billion by 2026, registering a CAGR of 8.2% from 2019 to 2026.
•
We have obtained patents for NX-13 in the U.S. (U.S. Patent Nos. 10,487,057; 10,676,436; and 11,066,364) and have pending patent applications for NX-13 in Argentina, Australia, Brazil, Canada, Chile, China, Eurasia (Eurasian regional patent application in the Eurasian Patent Office), Europe (European regional patent application in the European Patent Office), Georgia, Hong Kong, India, Israel, Japan, the Republic of Korea, Mexico, New Zealand, Ukraine, and Uzbekistan.

LABP-104 - Lupus & Rheumatoid Arthritis

LABP-104 (formerly BT-104), an orally active, systemically distributed small molecule targeting and activating the LANCL2 pathway that is in IND-enabling studies. LABP-104 has a different pharmacokinetic (PK) profile than omilancor and we have observed in preclinical studies that it is highly systemically distributed. Landos has a patent application on LABP-104 accepted for issuance in the U.S., an international (Patent Cooperation Treaty) patent application available for filing in over 150 contracting states, and a patent application in Argentina.

•
We have demonstrated in a NZB/W F1 mouse model of lupus that LABP-104 reduced serum anti-dsDNA antibodies and prevented worsening of proteinuria grade from baseline. Mice were treated with LABP-104 daily for 12 weeks between the ages of 24 and 36 weeks. Ninety percent of mice treated with LABP-104 experienced an improvement or no change in proteinuria grade from baseline, in comparison to 90% of vehicle treated controls that experienced a worsening in grade. Grade 2 or lower proteinuria was well correlated with the prevention of ESRD clinically.
•
We have identified a transcriptional signature in whole blood capable of discriminating LABP-104 treated individuals from placebo treated controls in both healthy and lupus conditions.
•
We have filed a PIND meeting request with the FDA and completed IND-enabling studies. We expect to submit two IND applications to the FDA for lupus and rheumatoid arthritis in the third quarter of 2021.
•
We expect to advance LABP-104 into a Phase 1a clinical trial in the fourth quarter of 2021 for systemic lupus erythematosus and rheumatoid arthritis.
•
We expect to establish a Clinical Advisory Board for lupus in the second half of 2021.
•
We are pursuing patents for LABP-104 in the U.S. and Argentina. The U.S. patent application has been approved for issuance as a patent. We also have a pending international (PCT) patent application and expect to file this application in a number of foreign countries in Q3 of 2021.
•
An estimated 3.0 million Americans suffer from Lupus and Rheumatoid Arthritis currently. With an expected annual growth rate of 0.1% and 1.1% for those diagnosed with Lupus and Rhematoid Arthritis respectively, diagnosis are expected to increase to over 4.0 billion by the year 2029. Marketable sales for Lupus and Rheumatoid Arthritis are expected to grow at an annual growth rate of 7.0% and 1.0% for both respectively, to nearly $3.6 billion and $29.1 billion (or $32.7 billion combined) for Lupus and Rheumatoid Arthritis.

Continued Drug Discovery and Pipeline Development Activities

Our research and development activities are focused on a robust pipeline of product candidates for various autoimmune diseases, including: lupus, rheumatoid arthritis, multiple sclerosis, and type 1 diabetes. We anticipate several of these product candidates to advance toward Phase 1 clinical testing in 2021 and 2022.

LABP-69 (formerly PX-69), an orally active, systemically distributed small molecule designed to target and activate the PLXDC2 pathway that is in preclinical testing for diabetic nephropathy and rheumatoid arthritis. Landos has patent applications on LABP-69 in the U.S. and Argentina and an international (Patent Cooperation Treaty) patent application available for filing in over 150 contracting states.

•
Announced an abstract on preclinical data of LABP-69 in rheumatoid arthritis that was presented at the American Association of Immunologists (AAI) Annual Meeting 2021 May 10-15.
•
We have optimized the method of manufacturing of LABP-69 during scale-up.
•
We expect to file an IND for LABP-69 in rheumatoid arthritis and diabetic nephropathy in the first half of 2022.
•
We are pursuing patents for LABP-69 in the U.S. and Argentina. We also have a pending international (PCT) patent application and expect to file this application in a number of foreign countries by Q3 of 2022.
•
An estimated 9.3 million Americans suffer from diabetic nephropathy which is expected to increase at an average growth rate of 4.2% annually to 12.9B by the year 2029. The marketable sales are estimated to grow from $3.7 billion in 2021 to nearly $6.0 billion by 2029 at an average growth rate of 4.7% annually.

LABP-66 (formerly NX-66), an orally active small molecule designed to target NLRX1 currently in preclinical testing in mouse models of multiple sclerosis and Alzheimer’s disease. LABP-66 is highly systemically distributed and penetrates the blood brain barrier. We have a pending U.S. provisional patent application for LABP-66 and expect to file U.S. and international (PCT) patent applications for LABP-66 in Q3 of 2021.

•
We have initiated manufacturing processes to support IND-enabling activities.
•
We expect to file an IND for LABP-66 in multiple sclerosis and Alzheimer’s disease in the first half of 2022.
•
We have a pending U.S. provisional patent application for LABP-66 and expect to file U.S. and international (PCT) patent applications for LABP-66 in Q3 of 2021.
•
There are currently over 6 million Americans suffering from Alzheimer’s which is expected to double over the next 20 years. The estimated marketable sales are estimated to grow from $4.0 billion to over $9.6 billion by the year 2028 at an average growth rate of 11.5% annually.
•
It is estimated that 1 million Americans suffer from Multiple Sclerosis in 2021 which is expected to grow modestly to 1.2 million by the year 2028. The marketable sales are expected to increase from $18.6 billion in 2021 to $26.6 billion by the year 2028 at an average growth rate of 5.2% annually.

Previously, we disclosed an exclusive license and collaboration agreement with LianBio Respiratory Limited for omilancor and NX-13 in Greater China and select Asian territories. Consistent with our strategy, we are actively seeking cash inflows from non-dilutive product candidate licensing activities to negotiate for upfront and milestone payments and potential royalty payments on future sales for our pipeline of product candidates while advancing our core programs to commercialization. Accordingly, we intend to continue to pursue territory deals that enable partnering on commercialization of our lead product candidates outside of the U.S. and European markets. We have initiated additional business development discussions regarding partnerships or license agreements for our pipeline candidates (ex US for core programs and global licensing agreements for non-core programs).

LANCE® Platform

Our proprietary LANCE® advanced A.I. platform is at the core of our ability to capital-efficiently identify, validate and develop novel pathways and related therapeutics. For instance, in <24 months and a fraction of traditional drug discovery and development costs, we identified, validated and developed omilancor from idea to a phase 3-ready product candidate. Along the way generating data that position omilancor as a potential first-in-class and best-in-class therapeutic in UC and potentially several additional indications. We believe that our LANCE® platform provides us with a key competitive edge that we are continuously enriching and refining to enable continuous improvements in our abilities to identify, validate and develop highly differentiated oral therapeutics at the intersection of immunology and metabolism. We leverage our proprietary AI-based precision medicine platform, our LANCE advanced A.I. platform, to identify novel therapeutic targets based on predictions of immunometabolic function and create therapeutic candidates to engage those targets in areas of unmet medical need. Additionally the LANCE platform allows us to optimize the selection of product candidates based on the types of immune responses that they should modulate depending on indication and tissue distribution.

Through advanced and non-invasive therapeutic development, we emphasize not only the importance of efficacy, but also solving unmet medical needs from an ethical and safety standpoint. Through our proprietary LANCE® advanced A.I. platform, we are able to maintain low toxicity levels and avoid systemic immune suppression. This advancement in drug development for treating autoimmune diseases is unparalleled and made possible through our proprietary LANCE® advanced A.I. platform.

We expect  rapid and continuous advancements in Artificial Intelligence (A.I.) coupled with growth of our Shadowfax High Performance Computing (HPC) environment at Landos will continue to catalyze the LANCE® platform for precision autoimmune disease drug development. We have continued to develop our HPC-driven, advanced A.I.- and modeling-based advanced computational platform for precision autoimmune disease drug development. Several enhancements to the LANCE® platform encompassing usability and graph-based analytics are designed to allow for processing billions of data points. We believe these critical enhancements to the LANCE® platform will facilitate a higher degree of data processing and integration to quickly identify the next generation of therapeutic targets, biomarkers and potential new indications.

Since our inception in 2017, our operations have focused on developing our clinical and preclinical product candidates and our LANCE® advanced A.I. platform, organizing and staffing our company, business planning, raising capital, establishing and protecting our intellectual property portfolio, conducting preclinical studies and clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the sale of equity securities. Since inception, we have raised an aggregate of $170.0 million of gross proceeds from our initial public offering, or IPO, and the sale of shares of our preferred stock and convertible promissory notes. We have also received $18 million in upfront payment for the LianBio China territory deal.

Liquidity and Capital Resources

As of June 30, 2021, we had cash, cash equivalents and marketable securities of $115.1 million, which we believe will be sufficient to fund our planned operations through the end of 2023.

Since our inception in 2017 through June 30, 2021, we funded operations through the issuance of convertible preferred stock and convertible promissory notes, through proceeds from our IPO and the LianBio license agreement.  We expect to incur substantial operating losses for at least the next several years.

Components of our results of operations

Revenue

In May 2021 we entered into a collaboration with LianBio to develop and commercialize omilancor and NX-13 in Greater China and select Asian markets. A $218 million license agreement, of which $18 million has been received as an upfront cash payment (please refer to Form 8-K filing and press release dated May 17, 2021). We are eligible to receive the remaining $200 million subject to various development and commercial milestones. In addition we will also receive aid in commercialization development expenses and will also receive royalties through a tiered system.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have a higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase substantially for the foreseeable future and will comprise a larger percentage of our total expenses as we complete our ongoing clinical trials, initiate new clinical trials, continue to discover, and develop additional product candidates and prepare regulatory filings for any product candidates that successfully complete clinical development.

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

Our expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals, and the expense of filing, prosecuting, defending, and enforcing any patent claims or other intellectual property rights. We may never succeed in achieving regulatory approval for our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay, or modify clinical trials of our product candidates. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to patient enrollment or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development.

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

As of June 30, 2021, we had federal net operating loss carryforwards, or NOLs, of $47.6 million and state NOLs of $47.6 million that may be available to offset future taxable income. The federal NOLs include $0.3 million available to reduce 100% of future taxable income, which will begin to expire in 2037, if not utilized, and $47.3 million, which can be carried forward indefinitely. The state NOLs will begin to expire in 2037, if not utilized.

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

Results of operations

Comparison of the three and six months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the years ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenue:	$18,000		$18,000
Operating expenses
Research and development	11,522	3,723	18,776	8,413
General and administrative	2,596	1,365	5,241	2,445
Total operating expenses	14,118	5,088	24,017	10,858
Loss from operations	3,882	(5,088)	(6,017)	(10,858)
Other income (expense);
R&D Incentive Income	41	—	41	—
Gain (loss) from foreign exchange	(5)	175	13	(47)
Other income, net	179	136	242	332
Other income (expense), net	215	311	296	285
Net income/(loss)	4,097	(4,777)	(5,721)	(10,573)

Research and development expenses

Research and development expenses were $11.5 million for the three months ended June 30, 2021 compared to $3.7 million for the three months ended June 30, 2020. The increase of $7.8 million was primarily attributable to increased costs associated with ongoing clinical trial activities for omilancor, NX-13, and IND-enabling activities for LABP-104. Research and development expenses were $18.7 million for the six months ended June 30, 2021 compared to $8.4 million for the six months ended June 30, 2020.  The increase of $10.3 million is primarily attributed to the clinical activities towards the advancement of omilancor and NX-13 programs.

The following table summarizes our research and development expenses by product candidate or development program for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Omilancor	$8,316	$2,741	$13,321	$6,737
NX-13	2,539	710	3,909	1,489
LABP-104	309	—	894	—
Other discovery pipeline, and LANCE platform	358	272	652	187
Total research and development expenses	$11,522	$3,723	$18,776	$8,413

General and administrative expenses

General and administrative expenses were $2.6 million for the three months ended June 30, 2021 compared to $1.4 million for the three months ended June 30, 2020. The increase of $1.2 million was primarily attributable to increases in D&O insurance costs and administrative expenses related to increased headcount. General and administrative expenses were $5.2 million for six months ended June 30, 2021 compared to $2.4 million for the six months ended June 30, 2020. The increase of $2.8 million was primarily attributable to increases in D&O insurance costs and administrative expenses related to increased headcount.

Other Income (expense), net

Other income, net was $215 thousand for the three months ended June 30, 2021 compared to other income, net of $311 thousand for the three months ended June 30, 2020.  The decrease was due to amortization of bond premium from investment activity and the gains (losses) from foreign exchange. Other income, net was $296 thousand for the six months ended June 30, 2021 compared to other income, net of $285 thousand for the six months ended June 30, 2020.  The increase was due to the receipt of research and development incentive income and the gains (losses) from foreign exchange.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our research programs and product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting additional preclinical studies and clinical trials for our current and future research programs and product candidates, including omilancor and NX-13, discovering and developing new product candidates using the LANCE® precision medicine platform, contracting with CMOs to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through equity financings and the license agreement with LianBio. As of June 30, 2021, we had $115.1 million in cash, cash equivalents and marketable securities and an accumulated deficit of $61.4 million. We had no indebtedness as of June 30, 2021.

On February 3, 2021, we completed our IPO in which we issued and sold 6,250,000 shares of our common stock and received net proceeds of $90.5 million, after deducting underwriters’ discounts and commissions and expenses payable by us.

The following table summarizes our sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(3,160)	$(9,192)
Net cash provided by (used in) investing activities	(71,333)	3,737
Net cash provided by financing activities	90,764	—
Net increase (decrease) in cash and cash equivalents	$16,271	$(5,455)

Operating activities

Net cash used in operating activities for the six months ended June 30, 2021 was $3.2 million, consisting primarily of our net loss of $5.7 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses, and the increase of $18 million in cash from the upfront payment of the license agreement with LianBio. Net cash used in operating activities for the six months ended June 30, 2020 was $9.2 million, consisting primarily of our net loss of $10.6 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2021 was $71.3 million, consisting of purchases of available-for-sale marketable securities offset by proceeds from sales and maturities of marketable securities. Net cash provided by investing activities for the six months ended June 30, 2020 was $3.7 million, consisting primarily of maturities of available-for-sale marketable securities.

Financing activities

Net cash provided by financing activities in the six months ended June 30, 2021 of $90.8 million was primarily related to proceeds from our IPO. There was no net cash provided by financing activities in the six months ended June 30, 2020.

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

We believe that the existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements into the end of 2023. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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
•
the costs and results of discovery work using our LANCE® precision medicine platform;
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

Our management, with the participation of our Chief Executive Officer, who also serves as our principal financial officer and our principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer has concluded that as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1a. Risk Factors

We have entered into, and intend to continue to enter into, collaborations with third parties for the development and commercialization of product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We have entered into, and intend to continue to enter into, agreements with third-party collaborators for the development and commercialization of our product candidates. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and smaller biotechnology companies. For example, in May 2021 we entered into a collaboration and license agreement with LianBio for the development of omilancor and NX-13 in Greater China and certain other Asian jurisdictions. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our product candidates would pose the following risks to us:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•
collaborators may not perform their obligations as expected;
•
collaborators may refuse to perform clinical trials or other obligations required for approval in a particular jurisdiction outside the United States;
•
our collaborators’ regulatory submissions may be denied by the applicable regulatory authorities;
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
•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized on terms that are more economically attractive than ours;
•
product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
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

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our drug development or commercialization program could be delayed, diminished or terminated.

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

c) Issuer Purchases of Equity Securities

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

Exhibit Number	Description
1.1*	Exclusive Collaboration and License Agreement by and between the Company and Lian Respiratory Limited, dated May 14, 2021
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

Landos Biopharma, Inc.

Date: July 29, 2021	By:	/s/ Josep Bassaganya-Riera, Ph.D.
Josep Bassaganya-Riera, Ph.D.
Chairman, President and Chief Executive Officer
(Principal Executive, Financial and Accounting
Officer)