Form 10-Q
period 2021-09-30
Landos Biopharma, Inc.
filed 2021-11-15
CIK 1785345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 14, 2021, the registrant had 40,235,652 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

Landos Biopharma, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$17,893	$2,416
Marketable securities, available for-sale	84,777	25,718
Incentive and tax receivables	3	154
Prepaid expenses and other current assets	1,645	202
Deferred offering costs	—	1,398
Total current assets	104,318	29,888
Property, plant and equipment, net	780	444
Total assets	$105,098	$30,332
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$10,114	$8,606
Accrued liabilities	726	1,939
Other current liabilities	255	489
Total current liabilities	11,095	11,034
Other liabilities	85	276
Total liabilities	11,180	11,310
Commitments and contingencies
Convertible preferred stock, $0.01 par value; no shares authorized, issued or outstanding as of September 30, 2021; 11,260,608 shares authorized, issued and outstanding as of December 31, 2020; aggregate liquidation preference of $70,254 as of December 31, 2020	—	73,037
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 200,000,000 shares authorized, 40,053,157 and 12,767,909 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	401	71
Additional paid-in-capital	167,440	1,633
Accumulated other comprehensive income	131	10
Accumulated deficit	(74,054)	(55,729)
Total stockholders' equity (deficit)	93,918	(54,015)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$105,098	$30,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

Landos Biopharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue - License Fee	$—	$—	$18,000	$—
Operating expenses:
Research and development	9,344	6,966	28,120	15,379
General and administrative	3,059	1,453	8,300	3,898
Total operating expenses	12,403	8,419	36,420	19,277
Loss from operations	(12,403)	(8,419)	(18,420)	(19,277)
Other income (expense):
Gain (loss) from foreign exchange	(10)	84	3	37
Other income (expense), net	(191)	105	92	437
Other income (expense), net	(201)	189	95	474
Net loss	$(12,604)	$(8,230)	$(18,325)	$(18,803)
Net loss per share, basic and diluted	$(0.32)	$(0.67)	$(0.50)	$(1.56)
Weighted-average number of shares used to compute net loss per share, basic and diluted	39,962,069	12,260,804	36,662,627	12,068,515
Net loss	$(12,604)	$(8,230)	$(18,325)	$(18,803)
Unrealized gain on available-for-sale securities	273	25	121	113
Comprehensive loss	$(12,331)	$(8,205)	$(18,204)	$(18,690)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Landos Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,325)	$(18,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense related to vesting of common stock issued to Xontogeny	—	39
Depreciation	141	102
Accrued interest on marketable securities	305	—
Stock-based compensation expense	1,690	—
Net realized gain (loss) on sale of marketable securities	(121)	41
Amortization of premium on marketable securities	1,210	83
Gain (loss) from foreign exchange	3	(39)
Changes in operating assets and liabilities:
Incentive and tax receivables	151	(112)
Prepaid expenses and other assets	(350)	(90)
Accounts payable	1,505	4,179
Other liabilities	(1,213)	29
Net cash used in operating activities	(15,004)	(14,571)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(477)	(91)
Purchases of available-for-sale marketable securities	(165,914)	(14,423)
Proceeds from sales and maturities of available-for-sale marketable securities	105,889	21,715
Net cash (used in) provided by investing activities	(60,502)	7,201
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from initial public offering	90,506	—
Proceeds from exercise of stock options	477	—
Net cash provided by financing activities	90,983	—
Net change in cash and cash equivalents	15,477	(7,370)
Cash and cash equivalents at beginning of period	2,416	9,808
Effect of exchange rates on cash	—	39
Cash and cash equivalents at end of period	$17,893	$2,477

Supplemental non-cash disclosure: NONCASH INVESTING AND FINANCING ACTIVITY:
Deferred offering costs included in accounts payable and accrued liabilities	$—	$725
Reclassification of par to additional paid-in-capital	$2	$—
Reclassification of series A and B convertible preferred stock to common stock	$72,925	$—
Unrealized gain on available-for-sale marketable securities	$121	$113

The accompanying notes are an integral part of these condensed consolidated financial statements.

Landos Biopharma, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Convertible preferred stock		Common stock
	Shares	Amounts	Shares	Amounts	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity (deficit)
Balance at December 31, 2019	11,260,608	$73,037	11,784,148	$63	$16	$(25,585)	$(77)	$(25,583)
Compensation expense related to vesting of common stock issued to Xontogeny	—	—	193,182	2	12	—	—	14
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	(686)	(686)
Net loss	—	—	—	—	—	(5,796)	—	(5,796)
Balance at March 31, 2020	11,260,608	73,037	11,977,330	65	28	(31,381)	(763)	(32,051)
Compensation expense related to vesting of common stock issued to Xontogeny	—	—	193,182	1	12	—	—	13
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	774	774
Net loss	—	—	—	—	—	(4,777)	—	(4,777)
Balance at June 30, 2020	11,260,608	73,037	12,170,512	66	40	(36,158)	11	(36,041)
Compensation expense related to vesting of common stock issued to Xontogeny	—	—	193,186	1	11	—	—	12
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	25	25
Net loss	—	—	—	—	—	(8,230)	—	(8,230)
Balance at September 30, 2020	11,260,608	$73,037	12,363,698	$67	$51	$(44,388)	$36	$(44,234)

	Convertible preferred stock		Common stock
	Shares	Amounts	Shares	Amounts	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity (deficit)
Balance at December 31, 2020	11,260,608	$73,037	12,767,909	$71	$1,633	$(55,729)	$10	$(54,015)
Conversion of preferred stock to common stock upon closing of the initial public offering	(11,260,608)	(73,037)	20,549,478	262	72,775	—	—	73,037
Issuance of common stock, net of issuance costs	—	—	6,250,000	63	90,443	—	—	90,506
Stock compensation expense	—	—	—	—	1,023	—	—	1,023
Exercise of stock options	—	—	299,282	3	555	—	—	558
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	(112)	(112)
Net loss	—	—	—	—	—	(9,818)	—	(9,818)
Balance at March 31, 2021	—	—	39,866,669	399	166,429	(65,547)	(102)	101,179
Stock compensation expense	—	—	—	—	312	—	—	312
Exercise of stock options	—	—	34,217	—	64	—	—	64
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	(40)	(40)
Net income	—	—	—	—	—	4,097	—	4,097
Balance at June 30, 2021	—	—	39,900,886	399	166,805	(61,450)	(142)	105,612
Stock compensation expense	—	—	—	—	355	—	—	355
Exercise of stock options	—	—	152,271	2	280	—	—	282
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	273	273
Net income	—	—	—	—	—	(12,604)	—	(12,604)
Balance at September 30, 2021	—	$—	40,053,157	$401	$167,440	$(74,054)	$131	$93,918

The accompanying notes are an integral part of these consolidated financial statements.

Landos Biopharma, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and description of the business

Landos Biopharma, Inc. (“Landos” or the “Company”) is a clinical-stage biopharmaceutical company utilizing its LANCE® Advanced A.I. platform to discover and develop novel therapeutics for patients with autoimmune diseases. Using the LANCE® platform, the Company has discovered new mechanisms of action, including the LANCL2, NLRX1 and PLXDC2 immunometabolic pathways. The Company has several active development programs, each discovered internally, targeting these novel pathways at the interface of immunity and metabolism. These new pathways and product candidates offer a unique and differentiated way to modulate dysregulated immune responses that are connected to autoimmune diseases.

The Company’s core expertise is in the discovery of therapeutic candidates that target novel pathways at the interface of immunity and metabolism. Based on its understanding of the role that cellular metabolic pathways have on modulating inflammatory responses, the Company aims to downregulate these inflammatory responses by changing the metabolic processes in targeted cells.

The Company leverages its proprietary advanced A.I.-based precision medicine platform and growing reference datasets, which it refers to as its LANCE® advanced A.I. platform, to identify novel therapeutic targets and biomarkers based on predictions of immunometabolic function and create therapeutic candidates for autoimmune disease to engage those targets in areas of unmet medical need.

Business Development and Financing Activities

In May 2021, the Company executed an exclusive collaboration and license agreement for the development and commercialization of omilancor and NX-13 in the Greater China and select Asian markets. As a result, Landos received $18.0 million in an upfront payment related to the license agreement.

On February 5, 2021, the Company completed its initial public offering (“IPO”) that resulted in net proceeds of $90.5 million. As a result of the IPO, $73.0 million of convertible preferred stock converted to common stock, in accordance with the terms of financing agreements negotiated prior to the IPO.

Liquidity and Capital Resources

As of September 30, 2021, the Company had cash, cash equivalents and marketable securities of $102.7 million, which it believes will be sufficient to fund its planned operations through end of 2023.

Since the Company’s inception in 2017 through September 30, 2021, it funded operations through the issuance of convertible preferred stock and convertible promissory notes, the proceeds from its IPO, and the upfront payment from the license and collaboration agreement (Note 8). As of September 30, 2021, the Company had an accumulated deficit of $74.1 million and expects to incur substantial operating losses for at least the next several years. As such, the Company will need to raise additional capital to initiate and complete its planned clinical trials, to continue and expand its research and development operations that support its planned discovery, development and clinical and regulatory activities, and to adequately prepare for commercialization of its product candidates that may achieve regulatory approval in the future.

2. Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Landos Biopharma Australia Pty Ltd. (“Landos Australia”). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts in the Company's consolidated financial statements and the disclosures made in the accompanying notes. Significant estimates and assumptions made in the accompanying consolidated financial statements include but are not limited to accrued liabilities, fair value of equity instruments, and uncertain tax positions. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Despite management’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from the Company's estimates.

COVID-19

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID-19”) as a pandemic, and the Company expects its operations in all locations to be affected as the virus and its variants continue to proliferate. The Company has adjusted certain aspects of its operations to protect employees and customers while still meeting its business partners' needs for vital technology. The Company will continue to monitor the situation closely and it is possible that further measures will be implemented. In light of the uncertainty as to the severity and duration of the pandemic, the impact on the financial position of the Company, if any, is uncertain at this time.

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

Collaborative arrangements

The Company analyzes its license arrangements to assess whether it is within the scope of ASC Topic 808, Collaborative Arrangements (“Topic 808”) by evaluating whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For arrangements within the scope of Topic 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of Topic 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606. For elements of collaboration arrangements that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election. For those elements of the arrangement that are accounted for pursuant to Topic 606, the Company applies the five-step model described above. As of September 30, 2021, there were no arrangements accounted for under Topic 808.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of ninety (90) days or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds and commercial paper and are stated at fair value.

Marketable securities

The Company’s investments in marketable securities are maintained by investment managers and consist of corporate debt securities with original maturities of over ninety (90) days, all of which are considered available-for-sale debt securities. The Company classifies its available-for-sale securities as short-term marketable securities on the Condensed Consolidated Balance Sheets, even though the stated maturity date may be one year or more beyond the current Condensed Consolidated Balance Sheets date, as the Company views those securities as available for use in current operations, if needed.

Available-for-sale securities are carried at fair value with their unrealized gains and losses included in accumulated other comprehensive loss within stockholders’ equity (deficit), until such gains and losses are realized in other income (expense), net, within the Condensed Consolidated Statements of Operations and Comprehensive Loss or until an unrealized loss is considered other-than-temporary. Realized gains and losses are determined using the specific identification method.

The Company evaluates its investments with unrealized losses for other-than-temporary impairment. When assessing investments for other-than-temporary impairments in value, the Company considers such factors as, among other things, how significant the impairment in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions. If the Company determines from this analysis that it does not expect to receive cash flows sufficient to recover the entire amortized cost of the security, a credit loss exists, the impairment is considered other-than-temporary and is recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Research and development expenses

Research and development expenses consist primarily of costs incurred for the development of the Company’s lead clinical product candidates, omilancor, NX-13 and other pipeline therapeutic assets. Research and development costs consist primarily of external costs related to clinical development, contract manufacturing and discovery as well as personnel costs. Personnel costs consist of salaries and employee benefits. The Company estimates preclinical and clinical study and research expenses based on the services performed, pursuant to contracts with research institutions that conduct and manage preclinical and clinical studies and research services on its behalf. The Company records the costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in accrued liabilities in the Condensed Consolidated Balance Sheets. These costs are a component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued costs and actual costs incurred.

Basic and diluted net income and loss per share

Basic net income or loss per share is computed by dividing the net income or loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net income and associated per share amounts are computed by dividing the net income or loss by the weighted-average number of shares of common stock together with the number of additional shares of common stock that would have been outstanding if all potentially dilutive shares of common stock had been issued. In periods of net losses, we exclude all potentially dilutive common shares from the computation of diluted net loss per share for the periods as the effect would be anti-dilutive.

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

Recently issued accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842), requiring the recognition of lease assets and liabilities on the balance sheet. The standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The standard was effective for public entities for fiscal years beginning after December 15, 2018 and is effective for nonpublic entities for fiscal years beginning after December 15, 2021. The Company will adopt ASU 2016-02 utilizing the modified retrospective transition method through an immaterial cumulative-effect adjustment to retained earnings at the beginning of the first quarter of 2022. The Company will continue to report financial information for fiscal years prior to 2022 under the current lease accounting standards. Based on its lease portfolio as of September 30, 2021, the Company expects to record additional lease assets and liabilities of less than five percent of total assets on its Condensed Consolidated Balance Sheets, with no material impact to its Condensed Consolidated Statements of Operations and Comprehensive Loss.

In June 2016, the FASB issued ASU 2016-13—Financial Instruments (Topic 326) Measurement of Credit Losses on Financial Instrument (“CECL”), which requires an allowance for expected credit losses on financial assets be recognized as early as day one of the instrument. This ASU departs from the incurred loss model which means the probability threshold is removed. It considers more forward-looking information and requires the entity to estimate its credit losses as far as it can reasonably estimate. The ASU was effective for fiscal years beginning after December 15, 2019 for public business entities that are U.S. Securities and Exchange Commission (SEC) filers, excluding entities eligible to be smaller reporting companies (SRC). For all other public business entities, including SRC, the ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Company expects to adopt the new standard in the annual reporting period beginning after December 15, 2022 and does not expect the adoption of this ASU to have a material impact on the consolidated financial statements.

3. Fair value measurement

Financial assets and liabilities are recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheets. The carrying values of the Company’s financial assets and liabilities, including cash and cash equivalents, prepaids and other current assets, accounts payable, and accrued expenses approximate their fair value due to the short-term maturity of these instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. Assets and liabilities recorded at fair value in the consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity with the inputs to the valuation of these assets or liabilities as follows:

Level 1—Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2—Inputs (other than quoted prices included in Level 1) that are either directly or indirectly observable inputs for similar assets or liabilities. These include quoted prices for identical or similar assets or liabilities in active markets and quoted prices for identical or similar assets of liabilities in markets that are not active;

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Aggregate fair value
Assets:
Money market funds	$16,991	$—	$—	$16,991
Fixed income securities	—	50,116	—	50,116
Asset backed securities	—	34,661	—	34,661
Total assets	$16,991	$84,777	$—	$101,768

	December 31, 2020
	Level 1	Level 2	Level 3	Aggregate fair value
Assets:
Money market funds	$265	$—	$—	$265
Fixed income securities	—	23,343	—	23,343
Asset backed securities	—	2,375	—	2,375
Total assets	$265	$25,718	$—	$25,983

The contractual maturities of available-for-sale securities of September 30, 2021 are as follows (in thousands):

As of September 30,
2021
Within one year	$43,774
Within one to five years	41,003
Total contractual maturities	$84,777

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

There were no transfers into or out of Level 3 securities during the three and nine months ended September 30, 2021.

4. Stockholders’ Equity (Deficit)

Convertible Preferred Stock

In connection with the completion of the Company’s IPO in February 2021, all outstanding shares of the Company’s convertible preferred stock automatically converted into 20,549,478 shares of common stock.

Stock Split

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

Stock -based compensation

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

A summary of the Company’s stock option activity is as follows:

	Number of Shares	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2020	2,003,587	1,249,218	$1.86	9.80	$9
Authorized	—	—	$—	—
Granted	(527,650)	527,650	$14.61	—
Exercised	—	(485,770)	$1.86	—
Forfeited	—	—	$—	—
Balances as of September 30, 2021	1,475,937	1,291,098	$7.07	9.25	$8,865
Options exercisable at September 30, 2021		216,550	$7.91	9.19	$1,570
Options vested and expected to vest at September 30, 2021		1,291,098	$7.07	9.25	$8,865

The total intrinsic value of options exercised was $3.0 million for the nine months ended September 30, 2021.

The weighted average fair value of options to purchase common stock granted was $7.7 million for the nine months ended September 30, 2021.

The fair value of each stock option award is estimated on the grant-date using the Black-Scholes option pricing model. The inputs used below are subjective and require significant judgment to determine.

Nine Months Ended September 30, 2021
Expected term (in years)	5.89
Risk-free interest rate	0.65%
Expected volatility	66.55%
Dividend rate	—%

The following table summarizes stock-based compensation expense for employees, which was included in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Research and development	$224	$1,213
General and administrative	131	477
Total stock-based compensation expense	$355	$1,690

At September 30, 2021, the total compensation cost related to unvested stock-based awards granted to employees under the 2019 Plan but not yet recognized was approximately $3.7 million, which is expected to be recognized over a weighted-average period of approximately 3.6 years.

Early Exercise of Employee Options

The terms of the 2019 Plan permit certain option holders to exercise options before their options are vested. The shares of common stock granted upon early exercise that have not vested are subject to repurchase by the Company in the event of termination of the purchaser’s employment, at the price paid by the purchaser. While such shares have been issued, they are not considered outstanding for accounting purposes until they vest and are therefore excluded from shares used in determining loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. The liability is reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly, the Company has recorded the unvested portion of the early exercise proceeds of $0.3 million as a liability in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2021. As of September 30, 2021, the Company recorded $0.3 million in other current liabilities and $0.1 million in other long-term liabilities related to shares that were subject to repurchase. As of December 31, 2020, the Company recorded unvested portion of the early exercise proceeds of $0.8 million as a liability in the accompanying Condensed Consolidated Balance Sheets.

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

The following table summarizes our contractual obligations as of September 30, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
(in thousands)	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Operating lease commitments (1)	$1,023	$390	633	—	—
Total	$1,023	$390	633	—	—

(1) Amounts in the table reflect payments due for our headquarters in Blacksburg, Virginia under operating lease agreements that expires in May 2022 and August 2024.

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

6. Income taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2021 as the Company incurred losses for the nine months ended September 30, 2021, and is forecasting an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2021. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

At September 30, 2021, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

7. Net loss per common share

The following table sets forth the computation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(12,604)	$(8,230)	$(18,325)	$(18,803)
Denominator:
Weighted-average shares of common stock issued and outstanding	40,156,089	12,363,695	36,890,531	12,363,695
Less: weighted-average unvested common stock subject to repurchase	(194,020)	(102,891)	(227,904)	(295,180)
Weighted-average common stock outstanding used to calculate net loss per common share, basic and diluted	39,962,069	12,260,804	36,662,627	12,068,515
Net loss per common stock, basic and diluted	$(0.32)	$(0.67)	$(0.50)	$(1.56)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the periods presented, because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Convertible preferred stock on an as-converted basis	—	20,549,478	—	20,549,478
Stock options to purchase common stock	1,291,098	—	1,291,098	—
Common stock subject to repurchase	194,020	102,891	227,904	295,180
Total	1,485,118	20,652,369	1,519,002	20,844,658

8. License agreement

License and collaboration agreement

On May 14, 2021, the Company entered into an exclusive license and collaboration agreement (“Agreement”) with LianBio Respiratory Limited (“Lian”). Lian is a related party to the Company as a result of an affiliation of a member of the Company’s board of directors. Pursuant to the Agreement, the Company promised to deliver to Lian an exclusive license and the know-how (the ”License”) to develop, manufacture and commercialize omilancor and NX-13 (the “Product”) in the territory comprising the People’s Republic of China (“PRC”), Hong Kong, Macau, Taiwan, Cambodia, Indonesia, Myanmar, Philippines, Singapore, South Korea, Thailand, and Vietnam (the “Territory”). Lian will bear (i) all costs and expenses for any development or commercialization of the Product in the Territory and (ii) all costs and fees associated with applying for regulatory approval of the Product in the Territory. The Company received a non-refundable payment of $18.0 million upon execution of the Agreement. In addition, the Company has the ability to receive additional payments upon the achievement of certain development and sales milestone payments of up to an aggregate of $95.0 million and $105.0 million, respectively. The Company is also entitled to receive double-digit royalties on net sales of the Product in the Territory.

In accordance with the Agreement, the Company agreed to supply to Lian all clinical and commercial requirements of Product. The terms of the agreement do not provide for either (i) an option to Lian to purchase Product from the Company at a discount from the standalone selling price or (ii) minimum purchase quantities. In addition, the Company and Lian formed a Joint Steering Committee (“JSC”) to provide oversight to the activities performed under the agreement; however, the substance of the Company’s participation in the JSC does not represent an additional promised service, but rather, a right of the Company to protect its own interests in the arrangement.

The Company concluded that Lian meets the definition of a customer because the Company is delivering intellectual property and other services in which the parties are not jointly sharing the risks and rewards. Therefore, the Company concluded that the promises summarized above represent transactions with a customer within the scope of ASC 606. Given that Lian is not obligated to purchase any minimum amount or quantities of Product, the supply of Product for clinical and commercial purposes was determined to be an option for Lian, rather than a performance obligation of the Company at contract inception and will be accounted for if and when exercised. The Company also determined that Lian’s option to purchase Product does not create a material right as the expected pricing is not at a discount. At contract inception and through September 30, 2021, the Company determined that the contract contains a single performance obligation to deliver the License, which represents functional intellectually property given the functionality of the License is not expected to change substantially as a result of the Company’s ongoing activities.

The Company determined that the upfront fixed payment of $18.0 million is the initial transaction price. The potential development milestone payments that the Company is eligible to receive upon the successful achievement of certain regulatory approvals or activities were excluded from the transaction price, as the milestone amounts were fully constrained based on the probability of achievement. The royalties and sales milestone payments are excluded from the transaction price under the sales- or usage-based royalty exception of ASC 606. The Company will reevaluate the transaction price, including all constrained amounts, at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and the Company will adjust its estimate of the transaction price as necessary. The Company will recognize the royalties and sales milestone payments as revenue when the associated sales occur, and relevant sales-based thresholds are met. The Company assessed the arrangement with Lian and concluded that a significant financing component does not exist. As of June 30, 2021, the Company had completed the transfer of the License and know-how necessary and, as such, recognized the full $18.0 million upfront payment as revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of December 31, 2020 and 2019 and for each of the two years in the period ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of

Operations included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 31, 2021. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to "the company," “we,” “us,” and “our” refer to Landos Biopharma, Inc. together with its subsidiaries.

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

Company Overview

We are a clinical-stage biopharmaceutical company utilizing our proprietary advanced artificial intelligence (“A.I.”) platform called LANCE® to discover and validate small molecule therapeutics for patients with autoimmune diseases that are the first to target novel mechanisms of action, including the LANCL2, NLRX1 and PLXDC2 immunometabolic pathways.

Our core expertise is in the discovery of therapeutic candidates that target novel pathways at the interface of immunity and metabolism that potentiate immuno-regulatory responses. Based on our understanding of the role that cellular metabolic pathways have on modulating inflammatory responses, we aim to inhibit these inflammatory responses by changing the metabolic processes in target cells. We leverage our proprietary advanced A.I.-based precision medicine platform and growing reference datasets, which we refer to as our LANCE® advanced A.I. platform, to identify novel therapeutic targets and biomarkers based on predictions of immunometabolic function and create therapeutic candidates for autoimmune disease to engage those targets in areas of unmet medical need

Through our LANCE® advanced A.I. platform, we have identified seven novel drug candidates and are currently conducting clinical trials on three candidates. We are focused on the disease indications of ulcerative colitis (“UC”), Crohn’s disease (“CD”), eosinophilic esophagitis (“EoE”), systemic lupus erythematosus (“SLE”) and rheumatoid arthritis (“RA”).

On November 8, 2021, we announced a leadership transition. Josep Bassaganya-Riera, one of our founders, stepped down as Chairman and Chief Executive Officer (“CEO”) and the search process for a CEO has commenced. In the interim, Tim Mayleben, a member of our Board of Directors, has been named interim CEO. We are currently reviewing our clinical development and commercialization plans to help ensure that we are focusing on the most value-enhancing near-and long-term opportunities and as a result, we are removing all previous guidance on details and timing for additional indications and Investigational New Drug (IND) applications across clinical and preclinical programs. Moving forward, we are planning to focus on a relatively narrow set of indications in the immune-mediated inflammatory disease field, and will prioritize, the product development and clinical strategy for our three clinical-stage product candidates: omilancor, NX-13, and LABP-104.

Clinical Development Updates

Omilancor

Omilancor is a novel, oral, gut-restricted LANCL2 agonist in development for the treatment of UC, CD and EoE as a once-daily oral treatment.

•
In October 2021, we presented positive translational data from the Phase 2 trial of omilancor in mild-to-moderate UC at United European Gastroenterology Week (UEGW). Patients remaining on omilancor after the induction phase of the trial maintained low Mayo scores and showed little to no symptoms beyond one year of treatment, with nearly 90% of patients achieving remission thresholds in stool frequency and rectal bleeding after 36 weeks of open-label treatment.
•
Prior to initiating a pivotal Phase 3 study, we plan to leverage the results of the prior Phase 2 study of omilancor in mild-to-moderate UC patients to design and initiate a Phase 2b study in 2022. The Phase 2b study is expected to provide additional data to inform the pivotal Phase 3 study design and support regulatory approval.
•
Enrollment in the Phase 2 trial of omilancor in moderate-to-severe CD continues. We are actively evaluating the sample size to ensure we optimize the powering of our data. Given the ongoing evaluation, we are removing prior guidance for the timing of top-line results.

•
We plan to file an orphan drug designation application for pediatric UC patients in the fourth quarter of 2021.

NX-13

NX-13 is a novel, oral, gut-restricted NLXR1 agonist in development for the treatment of UC and CD as a once-daily oral treatment.

•
In October 2021, we presented results of our Phase 1a trial of NX-13 in healthy volunteers at UEGW 2021. The trial met all primary and secondary endpoints. The data also demonstrated a signal of efficacy in terms of lowering fecal calprotectin levels, increasing IL-10 concentrations and decreasing IL-6 concentrations in plasma.
•
Enrollment in the Phase 1b trial of NX-13 in the U.S. and Europe continues. We are actively evaluating the sample size to ensure we optimize the powering of our data. Given the ongoing evaluation, we are removing prior guidance for the timing of top-line results.

LABP-104

LABP-104 is a novel, oral, systemically distributed LANCL2 agonist in development for the treatment of systemic SLE and RA as a once-daily oral treatment. LABP-104 activates the LANCL2 pathway to restore the immune system to homeostasis through the enhancement of regulatory T cell (Treg) function and increasing mitochondrial metabolism.

•
In September 2021, we announced that the preclinical results of LABP-104 in SLE were accepted for an oral presentation at the American College of Rheumatology Convergence 2021 in November. The presentation will highlight how oral treatment with LABP-104 resulted in enhanced Treg function, maintained kidney function and reduced type I interferon signaling.
•
We received FDA clearance in October 2021 of an IND for LABP-104 for the treatment of SLE and RA. A Phase 1 trial has been initiated to evaluate the safety, tolerability and pharmacokinetics of LABP-104 in healthy volunteers. Top-line results from this study are expected in the first half of 2022.

Since our inception in 2017, we have funded operations through the issuance of convertible preferred stock and convertible promissory notes, through proceeds from our initial public offering (“IPO”), and through the upfront payment from a license and collaboration agreement with a related party. As of September 30, 2021, we had an accumulated deficit of $74.1 million and we expect to incur substantial operating losses for at least the next several years. As such, we will need to raise additional capital to initiate and complete our planned clinical trials, to continue and expand our research and development operations that support our planned discovery, development and clinical and regulatory activities, and to adequately prepare for commercialization of our product candidates that may achieve regulatory approval in the future. As of September 30, 2021, we had cash, cash equivalents and marketable securities of $102.7 million, which we believe will be sufficient to fund our planned operations through the end of 2023.

Components of our results of operations

Revenue

We recognize revenue under our collaboration agreement with LianBio, which we entered into in May 2021.

Research and development expenses

Research and development expenses consist primarily of costs incurred in connection with our research activities, including our discovery efforts, and the development of our product candidates, and include:

•
salaries, benefits, stock-based compensation and other related costs for personnel engaged in research and development functions;
•
expenses incurred under agreements with third parties, including contract research organizations and other third parties that conduct research, preclinical activities and clinical trials on our behalf, as well as contract manufacturing organizations (“CMOs”) that manufacture drug material for use in our clinical trials and preclinical studies;
•
costs of outside consultants, including their fees, and related travel expenses;
•
the costs of laboratory supplies and acquiring, developing and manufacturing preclinical and clinical trial supplies; and
•
allocated expenses for rent and maintenance of facilities and other operating costs.

We expense research and development costs as incurred. We track external development costs by product candidate or development program.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have a higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase substantially for the foreseeable future and will comprise a larger percentage of our total expenses as we progress and complete our ongoing clinical trials, initiate new clinical trials, continue to discover and develop additional product candidates and prepare regulatory filings for any product candidates that successfully complete clinical trials.

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

Our expenditures are subject to additional uncertainties and we may never succeed in achieving regulatory approval for our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay, or modify clinical trials of our product candidates. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration (“FDA”) or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to patient enrollment or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development.

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

We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support our expanded infrastructure, including the development of a commercialization infrastructure for any product candidates for which we may obtain regulatory approval. We also expect to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq stock exchange and Securities and Exchange Commission (“SEC”) requirements, director and officer insurance costs and investor and public relations costs. Our expenditures are subject to uncertainties, including the terms and timing of regulatory approvals, and the expense of filing, prosecuting, defending, and enforcing any patent claims or other intellectual property rights.

Other income, net

Other income, net, primarily consists of interest income received from available-for-sale marketable securities.

Results of operations

Comparison of the three and nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three-month and nine-month periods ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$—	$—	$18,000	$—
Operating expenses
Research and development	9,344	6,966	28,120	15,379
General and administrative	3,059	1,453	8,300	3,898
Total operating expenses	12,403	8,419	36,420	19,277
Loss from operations	(12,403)	(8,419)	(18,420)	(19,277)
Other income (expense);
Gain (loss) from foreign exchange	(10)	84	3	37
Other income (expense), net	(191)	105	92	437
Other income (expense), net	(201)	189	95	474
Net income/(loss)	$(12,604)	$(8,230)	$(18,325)	$(18,803)

Revenue

In May 2021, we entered into a collaboration with LianBio to develop and commercialize omilancor and NX-13 in Greater China and select Asian markets. We recognized the $18.0 million upfront payment under the collaboration as revenue.

Research and development expenses

Research and development expenses were $9.3 million for the three months ended September 30, 2021 compared to $7.0 million for the three months ended September 30, 2020. The increase of $2.3 million was primarily attributable to increased costs associated with ongoing clinical trial activities for omilancor, NX-13, LABP-104, and IND-enabling activities for LABP-104. Research and development expenses were $28.1 million for the nine months ended September 30, 2021 compared to $15.4 million for the nine months ended September 30, 2020. The increase of $12.7 million is primarily attributed to the clinical activities towards the advancement of our omilancor and NX-13 programs.

The following table summarizes our research and development expenses by product candidate or development program for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Omilancor	$6,546	$5,234	$19,867	$11,971
NX-13	1,921	1,228	5,830	2,717
LABP-104	620	104	1,514	104
Other discovery pipeline, and LANCE® platform	257	400	909	587
Total research and development expenses	$9,344	$6,966	$28,120	$15,379

General and administrative expenses

General and administrative expenses were $3.1 million for the three months ended September 30, 2021 compared to $1.5 million for the three months ended September 30, 2020. The increase of $1.6 million was primarily attributable to increases in D&O insurance costs and administrative expenses related to increased headcount. General and administrative expenses were $8.3 million for the nine months ended September 30, 2021 compared to $3.9 million for the nine months ended September 30, 2020. The increase of $4.4 million was primarily attributable to increases in D&O insurance costs and administrative expenses related to increased headcount.

Other Income (expense), net

Other income (expense), net was $(0.2) million for the three months ended September 30, 2021 compared to other income (expense), net of $0.2 million for the three months ended September 30, 2020. The decrease of $0.4 million was due to amortization of bond premium from investment activity and the gains (losses) from foreign exchange. Other income (expense), net was $0.1 million for the nine months ended September 30, 2021 compared to other income (expense), net of $0.5 million for the nine months ended September 30, 2020. The decrease of $0.4 million was due to amortization of bond premium from investment activity, the receipt of research and development incentive income and the gains (losses) from foreign exchange.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our research programs and product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting additional preclinical studies and clinical trials for our current and future research programs and product candidates, including omilancor, NX-13, and LABP-104, discovering and developing new product candidates using the LANCE® precision medicine platform, contracting with CMOs to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

We do not currently have any FDA or other regulatory agency approved products for sale and have not generated any revenue from product sales. To date, we have financed our operations primarily through the issuance of convertible preferred stock and convertible promissory notes and business development activities. On February 3, 2021, we completed our IPO in which we issued and sold 6,250,000 shares of our common stock and received net proceeds of $90.5 million, after deducting underwriters’ discounts and commissions and expenses payable by us. As of September 30, 2021, we had $102.7 million in cash, cash equivalents and marketable securities and an accumulated deficit of $74.1 million. We had no indebtedness as of September 30, 2021.

The following table summarizes our sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(15,004)	$(14,571)
Net cash (used in) provided by investing activities	(60,502)	7,201
Net cash provided by financing activities	90,983	—
Net increase (decrease) in cash and cash equivalents	$15,477	$(7,370)

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $15.0 million, consisting primarily of our net loss of $18.3 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses. Net cash used in operating activities for the nine months ended September 30, 2020 was $14.6 million, consisting primarily of our net loss of $18.8 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $60.5 million, consisting of purchases of available-for-sale marketable securities and property and equipment offset by proceeds from sales and maturities of marketable securities. Net cash provided by investing activities for the nine months ended September 30, 2020 was $7.2 million, consisting primarily of maturities of available-for-sale marketable securities.

Financing activities

Net cash provided by financing activities in the nine months ended September 30, 2021 of $91.0 million was primarily related to net proceeds received from our IPO. There was no net cash provided by financing activities in the nine months ended September 30, 2020.

Funding requirements

To date, we have not generated any revenues from the commercial sale of approved drug products, and we do not expect to generate substantial revenue for at least the next few years. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be compromised. We do not know when, or if, we will generate any revenue from our product candidates, and we do not expect to generate significant revenue unless and until we obtain regulatory approval of, and commercialize, our product candidates. We expect our expenses to proportionately increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain approval for any of our product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

We believe that our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements through the end of 2023. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drugs, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•
the scope, progress, costs and results of our ongoing and planned clinical trials of omilancor, NX-13 and LABP-104;
•
the costs and results of discovery work using our LANCE® precision A.I. platform;
•
the scope, progress, costs and results of preclinical development, laboratory testing and clinical trials for any future product candidates we may decide to pursue;
•
the extent to which we in-license or acquire rights to other products, product candidates or technologies;
•
the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs as we advance them through preclinical and clinical development;
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
•
our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements; and
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights, and defending against any intellectual property-related claims.

Further, our operating results may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans.

Our future commercial revenue, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements and marketing and distribution arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

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

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The accounting policies and estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Other than Revenue Recognition for Out-License Arrangements, there were no material changes to our critical accounting policies during the nine months ended September 30, 2021.

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

We assess our license arrangements within the scope of Topic 606 in accordance with this framework as follows:

License Revenue

We first assess whether the goods or services promised within each contract are distinct to identify those that are performance obligations. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. In assessing whether a promised good or service is distinct, and therefore a performance obligation, we consider factors such as the research, manufacturing and commercialization capabilities of the customer and the availability of the associated expertise in the general marketplace. We also consider the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, we are required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. We assess if these options provide a material right to the customer and if so, they are considered performance obligations.

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

If the consideration promised in a contract includes a variable amount, we estimate the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer. We determine the amount of variable consideration by using the expected value method or the most likely amount method. We include the amount of estimated variable consideration in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, we re-evaluate the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

If an arrangement includes development, regulatory or commercial milestone payments, we evaluate whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

In determining the transaction price, we adjust consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensee and the transfer of the promised goods or services to the licensees will be one year or less. For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied. We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time, recognition is based on the use of an output or input method.

Collaborative arrangements

We analyze our license arrangements to assess whether we are within the scope of ASC Topic 808, Collaborative Arrangements (“Topic 808”) by evaluating whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For arrangements within the scope of Topic 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of Topic 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606. For elements of collaboration arrangements that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election. For those elements of the arrangement that are accounted for pursuant to Topic 606, we apply the five-step model described above.

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

Our management, with the participation of our interim Chief Executive Officer and our interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our interim Chief Executive Officer and our interim Chief Financial Officer have concluded that as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our interim Chief Executive Officer and our interim Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Our management, including our interim Chief Executive Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we may be involved in various legal or regulatory proceedings. We are not currently subject to any material legal or regulatory proceedings.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K, as updated in this Item 1A (collectively the “Risk Factors”) together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the Risk Factors were to actually occur, our business, financial condition, results of operations and our potential future growth prospects could be materially and adversely affected. Under the circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

The risk factors set forth below are in addition to the risk factors previously disclosed and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Unregistered Sales of Equity Securities

None.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

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

3.4

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

31.2*

Certification of Principal Executive and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Landos Biopharma, Inc.

Date: November 15, 2021	By:	/s/ Tim M. Mayleben
Tim M. Mayleben
President and Chief Executive Officer
(Principal Executive Officer)

Landos Biopharma, Inc.

Date: November 15, 2021	By:	/s/ Patricia L. Bitar
Patricia L. Bitar
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)