Form 10-K
period 2021-12-31
Landos Biopharma, Inc.
filed 2022-03-24
CIK 1785345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $11.55 as reported on the Nasdaq Stock Market on that date was $89.9 million.

As of March 15, 2022, the registrant had 40,254,890 shares of common stock, $0.01 par value per share, outstanding.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•
the timing, progress and results of our clinical trials of omilancor, NX-13, LABP-104 and any other product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
•
the timing of any submission of filings for regulatory approval of, and our ability to obtain and maintain regulatory approvals for, omilancor, NX-13, LABP-104 and any other product candidates for any indication;
•
our expectations regarding the size of the patient populations, market acceptance and opportunity for and clinical utility of our product candidates, if approved for commercial use;
•
our manufacturing capabilities and strategy, including the scalability and commercial viability of our manufacturing methods and processes;
•
our expectations regarding the scope of any approved indication for omilancor, NX-13, LABP-104 or any other product candidate;
•
our ability to successfully commercialize our product candidates;
•
our ability to leverage our LANCE platform to discover and develop future product candidates;
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

You should read this report and the documents that we reference in this report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

PART I

Item 1. Business.

We are a clinical-stage biopharmaceutical company focused on the discovery and development of oral therapeutics for patients with autoimmune diseases. We believe we were the first to identify and target LANCL2, NLRX1 and PLXDC2, which are immunometabolic pathways or targets. Our core expertise is the discovery of novel pathways at the interface of immunity and metabolism. Based on our understanding of the role that cellular metabolic pathways have on modulating inflammatory responses, we aim to inhibit these inflammatory responses by changing the metabolic processes in target cells. We leveraged our proprietary advanced artificial intelligence-based integrated computational and experimental precision medicine platform, our LANCE platform, to identify novel therapeutic targets based on predictions of immunometabolic function. We then identified and created novel therapeutic candidates to engage those novel targets in areas of unmet medical need. We have identified seven novel immunometabolic pathways or targets. Our near-term focus is on our clinical-stage programs including omilancor for the treatment of ulcerative colitis, or UC, NX-13 for the treatment of UC and LABP-104 for the potential treatment of systemic lupus erythematosus, or SLE, and rheumatoid arthritis, or RA. We believe the therapeutics we discover and develop, if approved, could have a significant positive impact on the quality of life of patients suffering from autoimmune diseases.

Our lead product candidate, omilancor, is a gut-restricted oral therapeutic that is the first product candidate designed to engage the novel target lanthionine synthetase C-like protein 2, or LANCL2, a membrane receptor that has been shown to modulate immunological mechanisms that are associated with autoimmune diseases such as UC. We are developing omilancor as a once-daily oral treatment initially for UC. We expect to initiate a Phase 2b trial of omilancor for the treatment of moderate-to-severe UC patients before the end of 2022.

NX-13 is a novel, gut-restricted oral therapeutic that targets NOD-like receptor X1, or NLRX1, a mitochondria-associated receptor that has been associated with the modulation of inflammatory cytokines for UC. NX-13 is designed to target NLRX1 and induce anti-inflammatory effects in CD4+ T cells and other immune cells in the gastrointestinal tract. We are developing NX-13 as a once-daily oral treatment for UC. We are currently conducting a Phase 1b trial of NX-13 in moderate UC patients and expect to report topline results in mid-2022. We expect to announce the design and timing for the initiation of a Phase 2 trial of NX-13 in moderate to severe UC patients later this year.

LABP-104 is a novel, systemically bioavailable, oral therapeutic that targets LANCL2. We are developing LABP-104 as a once-daily oral treatment for SLE and/or RA. The pathogenesis of SLE is connected to defective apoptosis leading to stimulation of B cells by dendritic cells and CD4+ T cells to produce auto-antibodies. These antibodies activate the complement system and deposit in organs, leading to inflammation and tissue damage. We believe the activation of LANCL2 can intercept these events upstream through skewing of CD4+ T cells to regulatory phenotypes and maintenance of the metabolic requirements for autophagy. We are currently conducting a Phase 1a trial of LABP-104 in healthy volunteers and expect topline results to be reported in mid-2022. We expect to announce the design and timing for the initiation of a Phase 2 trial of LABP-104 in patients later this year.

In May 2021, we entered into an exclusive collaboration and license agreement, or the LianBio Agreement, with LianBio Respiratory Limited, or LianBio, pursuant to which we granted LianBio an exclusive license to develop, manufacture and commercialize omilancor and NX-13 in Greater China (mainland China, Hong Kong, Taiwan and Macau), South Korea, Singapore, Thailand, Vietnam, Myanmar, Cambodia, Indonesia, and the Philippines, or the Territory. We received an upfront cash payment of $18.0 million in connection with the execution of the LianBio Agreement and are eligible to receive development milestone payments of up to $95.0 million and sales milestone payments of up to $105.0 million. We are also eligible to receive tiered low-double-digit royalties based on net sales of omilancor and NX-13 in the Territory, subject to reductions in specified circumstances.

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

Our Approach

Our mission is to create safe and effective oral medicines to engage novel targets in therapeutic areas of unmet medical need where current treatments have limited efficacy or safety and tolerability concerns. To achieve this mission, we are discovering and developing novel, disease-specific oral therapeutic candidates that are designed to address the therapeutic gap in the current treatment paradigm for autoimmune diseases. We leverage our proprietary advanced artificial intelligence-based integrated computational and experimental precision medicine platform to discover novel therapeutic pathways or targets based on prediction and validation of immunometabolic function. Through our LANCE platform, we have identified novel pathways that stand at immunometabolic intersections of multiple well-established immune processes. We believe these pathways have a greater potential to restore the immune tolerance that is lost in patients with autoimmune disease.

We begin our discovery process with an in silico platform that analyzes large datasets from autoimmune disease patients to identify novel expression patterns tied to regulatory functions and ranks and prioritizes new immunometabolic targets that are perturbed in human disease and have high potential to serve as selective portals to the coordination of multiple well-categorized downstream responses tied to autoimmune diseases. We then continue evaluation in silico, identifying thousands of targets within the human immune system to evaluate and refine possibilities. We include multi-scale modeling of immune and disease processes in virtual representations of target tissues for a specific disease to prioritize targets capable of exerting control on the immune response to a level providing meaningful change at the tissue level. In parallel, targets are filtered for drug-ability and safety parameters, removing those that are difficult to activate or inhibit or have potential to be linked to on-target toxicity. We prioritize selection of targets with applicable mechanisms to numerous autoimmune and inflammatory diseases while generating predictions for disease-specific potency and optimal pharmacokinetic, or PK, profiles. We then conduct experimental target validation of top ranked targets in cells and in mouse models of disease using loss-of-function and constitutive expression methods. Upon successful target validation, an internal medicinal chemistry program is initiated to optimize preliminary scaffolds into leads. We evaluate lead compounds through a series of robust target engagement experiments, including in vitro culture, multiple animal models for diseases of interest, PK evaluation, preliminary dose range finding, or DRF, toxicity studies in rats and translational studies in human patient samples. We have used this process to identify, evaluate and advance seven product candidates (omilancor, NX-13, LABP-104, LABP-66, LABP-69, LABP-73 and LABP-111) across three targets (LANCL2, NLRX1, and PLXDC2) spanning numerous autoimmune and related disorders. We have also used this process to identify four (4) new (undisclosed) pathways or targets.

Our Strengths

We believe we are a leader in the discovery of novel targets through novel multi-modal pathways at the interface of immunity and metabolism. Through our proprietary advanced artificial intelligence-based integrated computational and experimental precision medicine platform, we have pioneered a promising drug discovery engine.

Our distinctive strengths include:

•
We are pioneering a new paradigm in immunometabolism based on novel pathways. We have demonstrated a unique ability to identify novel immunometabolic targets or pathways that can provide upstream control of established inflammatory and regulatory pathways along with an ability to create novel molecules to target these pathways.
•
We have discovered and are developing several clinical-stage assets across the LANCL2 and NLRX1 pathways. To date, we have identified seven novel immunometabolic targets, and we have progressed three product candidates that target two of these targets (LANCL2 and NLRX1) into the clinic. We expect to initiate a Phase 2b clinical trial of omilancor in moderate-to-severe UC patients before the end of 2022. For NX-13, topline results for a Phase 1b clinical trial in UC are expected in mid-2022 with an announcement of the timing for the initiation of a Phase 2 trial in UC patients later this year. For LABP-104, topline results for a

Phase 1a clinical trial are expected in mid-2022, and we expect to announce the timing for the initiation of a Phase 2 trial later this year.
•
We are developing product candidates with novel mechanisms of action and the potential for use as monotherapy or combination therapy to address therapeutic gaps for patients with inflammatory bowel disease, or IBD, where current treatments have limited efficacy or safety and tolerability concerns. We believe we are the only company targeting the LANCL2 pathway for IBD. With a dual effect on pro-regulatory and anti-inflammatory signaling, we believe targeting this pathway may confer a unique advantage for longer maintenance of clinical remission and reduction of the high flare rates in IBD patients. Omilancor and NX-13 are designed as convenient, once-daily oral therapeutics, which we believe may provide efficacy, safety and convenience advantages over currently available injectable, systemically distributed biologics and other oral therapeutics.
•
We are targeting several indications characterized by unmet medical need and therapeutic gaps that represent a broad market opportunity. We believe our product candidates, if approved, have the potential to address large therapeutic markets and specific therapeutic gaps in both UC and other areas.
•
We have a strong intellectual property foundation. Our intellectual property portfolio includes composition of matter and method of use patents covering omilancor, NX-13, LABP-104 and each of our preclinical assets. The patent protection for these product candidates extends to 2035 for omilancor, 2039 for NX-13 and 2040 for LABP-104. As of December 31, 2021, our intellectual property portfolio includes more than 60 issued patents and 70 pending patent applications.

Our Strategy

As a leader in the discovery of therapeutic candidates addressing novel immunometabolic targets and pathways, we believe we are uniquely positioned to identify potentially safer and more effective novel oral therapeutics for a range of autoimmune diseases. Our strategy consists of the following key components:

•
Leverage the LANCE platform to discover oral therapeutics that are the first to target novel immunometabolic pathways to improve the lives of patients with autoimmune diseases. We leveraged our experience in immunology to build the LANCE platform, which we used to identify novel therapeutic targets based on predictions of immunometabolic function. In addition to LANCL2, NLRX1, and PLXDC2, the LANCE platform has identified four new targets in early preclinical development. We pioneered the discovery of our first three novel immunometabolic pathways independently of external research. The LANCE platform has served and, we believe, can continue to serve, in the identification of novel pathways and new therapeutic candidates.
•
Continue to advance oral therapies from our preclinical pipeline of product candidates targeting novel immunometabolic pathways identified by our LANCE platform. Recognizing the applicability of our novel targets across a range of autoimmune conditions, we intend to advance our preclinical assets over time to exploit the full potential of each pathway or target.
•
Maximize the value of our therapeutic pipeline. Other than those rights licensed to LianBio for omilancor and NX-13, we have retained worldwide development and commercial rights to all of our therapeutic programs. We may continue to pursue development and commercialization collaborations for our clinical programs. We may also pursue development and commercialization collaborations for the development of our preclinical assets.

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

We are focused on developing novel oral therapeutics based on activating molecular targets within certain immunometabolic pathways to modulate inflammatory responses. We have developed a proprietary advanced artificial intelligence-based integrated computational and experimental precision medicine platform that allows for efficient identification, segregation and prioritization of these genes from high throughput datasets.

Background on the LANCE Platform

We have built our LANCE platform to identify novel targets at the intersection of immunity and metabolism and to develop new oral therapeutics for these novel targets. Our innovative approach to immunometabolism has deployed our LANCE platform to identify novel therapeutic targets based on predictions of immunometabolic function and create therapeutics to engage those targets in areas of unmet medical need.

We have successfully leveraged this process to identify seven novel immunometabolic targets to date, and three product candidates designed to target two such targets, LANCL2 and NLRX1, are in clinical development. We developed our proprietary LANCE platform to improve the target identification, prioritization and selection process of new therapeutics against those targets.

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

Given the differential metabolic preferences of Th1 and Th17 versus Treg cells, whereby the former prefer glycolytic pathways while the latter prefer oxidative phosphorylation to produce energy, the rewiring of metabolism between oxidative and glycolytic metabolic pathways mediated by LANCL2 activation is designed to produce a functional switch in immune cells that promotes regulatory functions. For instance, highly proliferative effector cells associated with autoimmune reactions produce strongly inflammatory cytokines, such as TNFα and IFNγ, and differentiate into effector Th1 and Th17 CD4+ T cell subsets. Both of these events are associated with lactate, the key metabolite of anaerobic glycolysis. In contrast, when LANCL2 is activated, it promotes the function of enzymes that diminish lactate and favor oxidative phosphorylation. This metabolic switch is supportive of stable expression of FOXP3, the master transcription factor associated with the function of Treg cells.

In inflammatory tissue microenvironments tied to autoimmune disease, loss of CD25 (the IL-2 receptor) is one of the first changes in Tregs to occur, leading to co-production of inflammatory cytokines and an overall weakened suppressive potential. LANCL2 activation provides protection from and restoration of IL-2 signaling by augmenting STAT5 phosphorylation. As a result, LANCL2 activation by omilancor and other product candidates that target LANCL2 is designed to result in stable Tregs that have enhanced suppressive capacity as evidenced by expression of key regulatory molecules such as immune checkpoint inhibitors like PD1. The importance of LANCL2 in Tregs has been independently validated in a proteomics-based screen identifying differential expression of LANCL2 in Tregs compared to non-Treg cells.

The graphics below illustrate key elements of LANCL2 activation by omilancor.

•
Omilancor Multimodal MoA:
•
Decreases the production of inflammatory mediators tied to IBD (TNFα, IFNγ, MCP1, IL-6, and IL-8)
•
Increases anti-inflammatory molecules in Tregs that protect from autoimmunity (IL-10, FOXP3)
•
Omilancor generates suppressive regulatory CD4+ T cells (Tregs) that restore and maintain immune tolerance in the Gl tract
•
Decrease proliferation and differentiation of effector CD4+ T cells (Th1 and Th17)
•
Supports the reduction of IL-8 and chemokine-dependent neutrophil influx

While critical to functions in Tregs, the LANCL2 receptor is expressed in a wide range of immune cells, epithelial cells and cells from metabolic (muscle, adipose and liver) tissues. The effects within these cell types often mirror the described signaling events within Tregs, whereby the promotion of mitochondrial metabolism parallels potent anti-inflammatory markers. In IBD, mitochondrial metabolism pathways account for the majority of downregulated genes relative to healthy controls. A primary cause of this downregulation is a direct result of defective regulation of mitochondrial metabolism in intestinal epithelial cells. In both mouse models of IBD and intestinal epithelial organoids ex vivo, activation of mitochondrial function has been observed with LANCL2 activation, which restored this metabolism to healthy levels. When this restoration is achieved, chemokine production from intestinal epithelial cells is decreased, leading to suppression of neutrophil recruitment into the intestinal wall. In IBD, neutrophils are crucial histological markers of active disease as well as the primary source for calprotectin, a highly predictive fecal biomarker of response to treatment since the majority of drugs approved for treating IBD cause a drop in fecal calprotectin concentrations. Neutrophils and fecal calprotectin were significantly decreased by LANCL2 activation in all preclinical models tested. In phagocytes (macrophages and dendritic cells), LANCL2 activation of mitochondrial metabolism supported the efficient processing of harmless cellular material from the body taken up by these cells leading to increased production of IL-10 from these cells and lower auto-reactivity to self-antigens. In metabolic tissues, LANCL2 activation resulted in increased AMPK signaling, which increases mitochondrial function and synergizes with insulin to activate efficient energy storage in both muscle and liver.

With robust control of both immune and metabolic signaling, we believe the novel LANCL2 pathway is relevant in a wide range of autoimmune, inflammatory and metabolic diseases. We have prioritized UC as our first indication in the LANCL2 pathway due to the significant unmet clinical need and major therapeutic gaps in UC and the mechanistic relevance in both Tregs and epithelial cell metabolism. We believe that validation of the LANCL2 pathway in UC with omilancor may have wide-reaching implications on the development of new treatments for other diseases.

Omilancor, an Oral LANCL2 Agonist for the Treatment of Ulcerative Colitis

Overview

Omilancor is an oral, gut-restricted, small molecule that we believe is the first drug in development to target LANCL2. We are evaluating omilancor in clinical trials in UC. We may pursue development of omilancor for the treatment of CD in the future. UC is a chronic autoimmune disease with significant therapeutic gaps resulting from the safety issues, modest efficacy, and dosing administration of current treatment options. We believe that an oral, once-daily, gut-restricted small molecule could address the therapeutic gaps in the UC treatment paradigm and have a significant positive impact on quality of life for UC patients. We expect to initiate a Phase 2b trial of omilancor for the treatment of moderate-to-severe UC patients before the end of 2022.

Background on UC and Current Treatments

UC is a chronic, autoimmune, inflammatory bowel disease that causes inflammation, irritation, and ulcers in the lining of the large intestine (colon) and rectum. Symptoms include abdominal pain, rectal pain and bleeding, bloody stools, diarrhea, fever, weight loss, and malnutrition. Having UC puts a patient at increased risk of developing colon cancer. Diagnosis typically occurs in early adulthood and the disease requires maintenance treatment for the remainder of the patient’s life. UC is estimated to affect over 900,000 patients in the United States and over one million patients throughout the rest of the world.

Patients with UC are classified into mild-to-moderate, comprising 70-80% of patients, and moderate-to-severe, based on the level of symptoms experienced. Accordingly, the current therapeutic treatments for UC depend on the severity of the disease and are broadly divided into five classes:

Mild to Moderate UC

The following treatments are typically used in the treatment of mild to moderate UC:

•
Aminosalicylates or 5-ASA (mesalamine, sulfasalazine) are used as a first-line therapy in UC without a precise mechanism of action. Approximately 80% of patients qualifying as mild to moderate in severity receive mesalamine as a maintenance drug. Many require corticosteroids (see below) to address disease flares and eventually lose response to both drugs progressing to the use of immunosuppressants or biologics. Despite dosing in gram quantities per day, aminosalicylates are commonly preferred by physicians and patients for the treatment of IBD, due to high tolerability in most patients and their availability as generic oral drugs. Common side effects include headache, nausea, dyspepsia, flatulence and diarrhea. Rare but more serious side effects include pleuritis, pericarditis, myocarditis, pancreatitis, cholestic hepatitis, nephritis and renal dysfunction.
•
Corticosteroids (budesonide, prednisone) are used as induction agents and are prescribed for short periods to address disease flares in both mild to moderate and moderate to severe patients. Corticosteroids are generally administered through an oral or rectal route of administration and are available as generic drugs. Common side effects are mild to moderate in intensity and include UC, headache, nausea, mood changes and sleep changes.
•
Immunosuppressants (methotrexate, thiopurines) are used to wean patients off steroid use and rarely as independent maintenance drugs in moderate to severe patients. Immunosuppressants are orally administered but are systemically distributed agents and are available as generic drugs. Common side effects include a decrease in the number of white blood cells (leucopenia), headache, rash, nausea, and dyspepsia (indigestion), alopecia (hair loss), mild increase in levels of liver enzyme (aspartate aminotransferase), peritoneal abscesses, abnormally low levels of the protein albumin in the blood (hypoalbuminemia).

Moderate to Severe UC

The following treatments are typically used in the treatment of moderate to severe UC:

•
Biologics (anti-TNF, anti-IL-12/IL-23, anti-integrin) are the primary maintenance therapy in moderate to severe UC. Biologics are injectable therapies and can be divided into two classes: those targeting cytokines, comprising 80% of the biologics market in UC, and those targeting cell trafficking, comprising the remaining 20%. Side effects include leucopenia, immunosuppression, cancer, infection and death.
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

We believe that current therapeutics for the treatment of both mild to moderate and moderate to severe UC have the following limitations that we believe omilancor, if approved, may address:

•
Safety and tolerability concerns. The majority of approved therapeutics for maintenance of UC (biologics and JAK inhibitors) are systemically distributed, resulting in effects on the immune system outside of the gastrointestinal tract. These effects result in increased risks for cancers, infections, blood clots and death. Given the chronic nature of UC, we believe there is a need for safer long-term oral options. Despite a lower severity of disease, many of the mechanisms of action for current drugs in mild-to-moderate space are also tied to known toxicities such as drops in white blood cell counts and increased risk for infection in the case of immunosuppressants, and bone loss, weight gain, lowered quality of life and cardiovascular complications in the case of extended corticosteroid use.
•
Inconvenient and costly route of administration. The main class of therapy in UC is biologics, which are injectable therapies administered through either intravenous or subcutaneous routes. Often, this requires a patient to visit a clinic or specialist care provider. Aminosalicylates (5-ASAs), the standard-of-care for mild-to-moderate UC, requires 2.4 to 4.8 grams per day (two to six tablets daily) when dosed orally. Depending on the response to oral dosing, rectal dosing of mesalamine is sometimes required.
•
Therapeutic gap. We believe there is a treatment gap for the vast majority of patients between aminosalicylate (5-ASA) failures and biologics use. Patients are faced with the option of staying on a sub-optimal therapy (5-ASAs), to which they are losing response, or moving into classes of treatment with higher safety risks, much higher cost, and inconvenient dosing. Despite early promise, the emergence of safety concerns for JAK inhibitors and S1P modulators have limited the use of oral, non-biologic immunomodulators that are currently in development to a biologic-failure class of patients. We believe there is an unmet need for safer and effective oral drugs that can bridge the treatment gap from 5-ASA to biologics.

Our Solution for Treatment of UC

We believe that omilancor, if approved, has the potential to treat patients prior to their progression into biologics and address the main limitations of current therapeutics based on the clinical and preclinical data to date, potentially offering the following advantages:

•
Gut-restricted PK with low systemic exposure. In preclinical and clinical studies, a comparison between the gastrointestinal PK of omilancor versus the systemic PK in five species (mice, rats, dogs, pigs and humans) indicated that over 99% of orally administered omilancor remained in the gut. In our initial clinical trials, we also observed the translation of the gut-restricted PK in humans.
•
Tolerability. In initial clinical trials, omilancor was well tolerated, with no differences in presentation of adverse events, or AEs, clinical chemistry, changes in white blood cell counts, electrocardiogram, or ECG, and other clinical measures.
•
Convenient, once-daily oral dosing.
•
Innovative immunometabolic target not tied to toxicities. We have designed omilancor to activate a novel target, LANCL2, to induce immunometabolic effects that favor regulatory responses.

Clinical Development of Omilancor

We reported results from our Phase 2 trial of omilancor for the treatment of mild- to moderate-UC in January 2021.

In the first quarter of 2022, we completed an exhaustive re-analysis of the Phase 2 data and initiated a re-evaluation of doses and drug product formulations. We intend to leverage the results of the Phase 2 trial and our analyses to initiate a Phase 2b trial of omilancor for the treatment of moderate-to-severe UC patients before the end of 2022.

We previously initiated two clinical trials of omilancor for the treatment of moderate- to severe-CD patients. We ended enrollment in these studies in the first quarter of 2022 due to several factors and expect these studies to be closed out over the next two quarters. Further clinical development of omilancor in CD will be determined at a later date.

LABP-104 for the Treatment of SLE

Overview

LABP-104 is an orally-active, systemically bioavailable small molecule therapeutic candidate that targets LANCL2 that we are developing for the potential treatment of RA and SLE. The pathogenesis of SLE is connected to defective apoptosis leading to stimulation of B cells by dendritic cells and CD4+ T cells to produce auto-antibodies. These antibodies activate the complement system and deposit in organs leading to inflammation and tissue damage. We believe the activation of LANCL2 can intercept these events upstream through skewing of CD4+ T cells to regulatory phenotypes and maintenance of the metabolic requirements for autophagy. SLE remains a poorly-managed disease with safety concerns, limited efficacy and lack of diversity in current treatment options. We believe that an oral therapeutic with a differentiated mechanism of action could address the limitations of current therapies.

Preclinical Development of LABP-104 and Clinical Development Plans

In a NZB/W F1 mouse model of lupus, BT-104 reduced serum anti-dsDNA antibodies and prevented worsening of proteinuria grade from baseline. Mice were treated with BT-104 daily for 12 weeks between the ages of 24 and 36 weeks. Ninety percent of mice treated with BT-104 experienced an improvement or no change in proteinuria grade from baseline, in comparison to 90% of vehicle treated controls that experienced a worsening in grade. Grade 2 or lower proteinuria is well correlated with the prevention of ESRD clinically. Oral BT-104 treatment also resulted in immunological changes systemically. In the spleen, 20 mg/kg of BT-104 increased CD25+ FOXP3+ Tregs and decreased IL21+ T follicular helper (Tfh) cells. Tfh cells assist in B cell maturation and amplify humoral responses. The efficacy of LANCL2 activation also was evaluated in cells obtained from blood (PBMCs) of SLE patients with active disease. BT-104 was observed to have a dose-dependent response, with maximum efficacy observed between 100 nM and 200 nM when PBMCs were treated with agents that activate inflammation, namely PMA + ionomycin (general activation), TLR7 (gardiquimod) and ODN2395 (type C CpG). BT-104 prevented IFNγ secretion in human primary cells stimulated with potent IFNγ inducers.

Preliminary dose-range finding studies have been conducted with oral LABP-104 at doses of 125 mg/kg, 250 mg/kg and 500 mg/kg in rats over seven days. These studies revealed a NOAEL ³ 500 mg/kg with no changes in hematology, biochemistry, organ weights, macroscopic or microscopic lesions. PK studies of LABP-104 in rats showed a bioavailability greater than 70% within the therapeutic dose range of 1 mg/kg to 20 mg/kg.

We are currently conducting a Phase 1a trial of LABP-104 in healthy volunteers and expect topline results to be reported in mid-2022. We expect to announce the timing for initiation of a Phase 2 trial of LABP-104 later this year.

Our NLRX1 Pathway Product Candidate

The NLRX1 Pathway

The NLRX1 mitochondrial associated receptor, NLRX1, is favorably positioned to induce both metabolic and immunological effects. NLRX1 is unique among its family of receptors as one of three out of 23 NLRs to primarily induce regulatory and anti-inflammatory effects. The most commonly studied NLRs are those associated with the inflammasome, a complex whose activation results in high levels of cytokine production and cell death that increases inflammation. An overactive inflammasome and polymorphisms in inflammasome associated NLRs, such as NLRP1 and NLRP3, are commonly identified in autoimmune and chronic inflammatory diseases. NLRX1 is the natural counterbalance to this process, serving to control and negatively regulate many of the processes induced by inflammasome activation. NLRX1 serves as a key regulatory molecule permitting oxidative metabolism without the generation of inflammatory responses to the resultant by-products. Through effects on c-Abl and Nrf2, NLRX1 activates expression of enzymes to increase intracellular antioxidant capacity. The downregulation of intracellular reactive oxygen species and lactate production decreases NF-κB activity, a main signaling element upstream of many inflammatory cytokines. As a result, NLRX1 activation decreases a wide range of cytokines, including ones of CD4+ T cell origin as well as ones of myeloid origin.

NX-13 multi-modal mechanism of action by activating the NLRX1 pathway

•
Decreases cellular reactive oxygen species
•
Downregulation of cytokines like TNF and IFN~~γ~~ (via antagonism of NF-kB)
•
Decreased inflammasome formation (NLRP1 and NLRP3)
•
Decreases differentiation of effector CD4+ T cells.

NLRX1 activation in intestinal epithelial cells increases mitochondrial metabolism and prevent oxidative stress

•
Favors cell survival, the maintenance of barrier integrity and the expression of tight junction proteins.

At the cellular level, NLRX1 activation results in shifts in the balance in CD4+ T cell subsets, decreased activation of macrophages and decreased stress-induced cell death for epithelial and other specialized cells. The decrease in lactate production and NF-κB activity results in proportionally higher Treg cells relative to Th17 cells with NLRX1 activation. Similarly, NF-κB is a main molecule that signals the polarization of macrophages into inflammatory subsets as opposed to those associated with tissue repair and homeostasis. In macrophages, NLRX1-associated ubiquitination of mitochondrial antiviral-signaling protein, or MAVS, is thought to contribute to decreased activation. In intestinal epithelial cells, airway epithelial cells and neurons, NLRX1 activation increases mitochondrial metabolism and prevents oxidative stress. These effects are beneficial to functions of these cell types, including cell survival, the maintenance of barrier integrity and expression of tight junction proteins. In addition, the added metabolic support decreases the likelihood that a cell will exacerbate inflammation during cell death. By favoring apoptosis, a relatively silent form of cell death, NLRX1 can aid in the tissue homeostasis and repair process to prevent chronic tissue damage and fibrosis.

Our lead product candidate targeting the NLRX1 pathway is NX-13.

NX-13, an Oral NLRX1 agonist for the Treatment of UC

Overview

NX-13 is an oral small molecule product candidate that targets NLRX1, a negative regulatory NOD-like receptor. We believe NX-13 is the first drug to target NLRX1. We completed a Phase 1 clinical trial for NX-13 in healthy volunteers in 2020. A Phase 1b clinical trial of NX-13 in patients with moderate UC is ongoing, with topline results expected in mid-2022. We expect to announce the timing for the initiation of a Phase 2 trial of NX-13 in moderate to severe UC patients later this year.

Our Solution for Treatment of UC

Due to the involvement of microbial and dietary factors in the onset and progression of UC, many pattern-recognition receptors, which are part of the environmental surveillance system detecting bacterial and food components, have been implicated in the pathogenesis of UC. Unlike many of its family members, NLRX1 has neither well-characterized and prominent genetic mutations nor inflammatory effects. Out of 23 human NLRs, three are categorized as regulatory NLRs, of which NLRX1 is one. While NLRX1 interacts with many of the same downstream signaling elements as other NLRs, NLRX1 serves to control and mitigate these responses rather than activate them. This includes control of reactive oxygen species (ROS) and NF-κB signaling, leading to a downstream decrease in TNF-α, IL-6, and IFNγ production and a lessening of mucosal inflammation. Mechanistically, the activation of NLRX1 could have multiple benefits in UC with the ability to modulate epithelial integrity, host-microbiome interactions, and mucosal immune responses. As such, we believe NX-13 could provide significant benefits compared to current therapeutics for UC.

NX-13 is designed to target NLRX1 and provide therapeutic efficacy by inducing anti-inflammatory effects in CD4+ T cells and other immune cells of the gastrointestinal tract. NLRX1 was identified as an immunometabolic therapeutic target based on loss of function characterization in animal models of IBD in which the loss of NLRX1 increased disease severity and histological lesions, altered CD4+ T cell differentiation, disrupted epithelial barrier integrity, and negatively influenced gut microbial populations. Through the immunometabolic actions of NLRX1 leading to increased oxidative phosphorylation and decreased NF-κB activity in CD4+ T helper (Th) cells, NX-13 inhibits the differentiation of Th1 and Th17 subsets and overall immune activation. NX-13 is a gut-restricted compound with minimal systemic absorption observed in preliminary pharmacokinetic studies in rats.

As a once-daily, oral, gut-restricted molecule, we believe NX-13 has a promising target product profile for the treatment of UC. Early nonclinical and clinical studies of NX-13 have not revealed any dose-limiting toxicities within the intended dose range. In preclinical comparative efficacy studies to 5-ASA, anti-TNF, and tofacitinib, we have observed significantly greater changes in disease activity, biomarkers and histological parameters with NX-13. We believe that through NLRX1 activation, NX-13, if approved, may offer the potential for an independent or complementary approach to address the limited efficacy observed in UC with current therapeutic options.

Clinical Development of NX-13

We presented the results of our Phase 1a clinical trial of NX-13 in healthy volunteers in October 2021. The trial met all primary and secondary endpoints, and no serious adverse events were reported at any dose level. The data also demonstrated a signal of efficacy in terms of lowering fecal calprotectin levels, increasing IL-10 concentrations and decreasing IL-6 concentrations in plasma.

A Phase 1b clinical trial of NX-13 in patients with moderate UC is ongoing, with topline results expected in mid-2022. We expect to announce the timing for the initiation of a Phase 2 trial of NX-13 later this year.

Preclinical Stage Product Candidates

NX-66 for the Potential Treatment of MS and Alzheimer’s Disease

NX-66 is an oral, small molecule agonist of the NLRX1 pathway for the potential treatment of MS and Alzheimer’s disease. NLRX1 is a non-inflammasome-forming mitochondrial-associated NLR, expressed by immune cells systemically and in the central nervous system, or CNS, that down-regulates inflammation in injury and autoimmune diseases, including models of experimental autoimmune encephalomyelitis, or EAE, colitis, and brain injury. Progressive MS presents with cortical lesions comprised of activated microglia and an overall increase in microglia in the brain. These microglia, as well as IL-12- and TNF-producing dendritic cells, contribute to direct neuronal damage as well as the ongoing demyelination that disrupts axonal architecture. In active EAE (direct immunization), passive EAE (adoptive transfer), and spontaneous EAE (2D2 mice), the loss of NLRX1 results in worsening of disease, greater microglial activation, and increased prevalence of spinal cord lesions.

NLRX1 activation can protect neurons from oxidative stress and ameliorate CNS inflammation. We believe NX-66 may represent a novel approach to addressing an unmet clinical need in Alzheimer’s disease, for which no current therapy slows the progression of cognitive decline and neurological damage.

NX-73 for the Potential Treatment of Asthma

NX-73 is a small molecule product candidate that systemically targets NLRX1 for the potential treatment of Asthma and COPD. NLRX1 is a mitochondria-associated receptor involved in down-regulating inflammation during bacterial and viral exposure, colitis, MS and chronic pulmonary disease. Asthma encompasses a wide range of allergic and inflammatory diseases. Severe sub-types of asthma, including both neutrophilic and eosinophilic manifestations, lack effective treatment methods. COPD is an inflammatory disease of the lung characterized by chronic bronchitis and emphysema and caused primarily by environmental exposures and cigarette smoke. The current treatments for COPD primarily provide symptomatic relief. We believe that NX-73, if successfully developed and approved, has the potential to improve on the current treatment options through the potential to resolve neutrophil inflammation, improve pulmonary function and reverse underlying fibrosis and the potential to address both epithelial and immune functions.

LABP-111 for the Potential Treatment of Type 1 Diabetes and NASH

LABP-111 is a small molecule product candidate that systemically targets LANCL2 for the potential treatment of type 1 diabetes and NASH. Type 1 diabetes is an autoimmune disease in which insulin-producing pancreatic beta cells are destroyed, requiring life-long insulin replacement therapy. NASH results from activation and proliferation of fibroblasts in response to chronic inflammation caused by obesity, lipid accumulation and insulin resistance. LANCL2 is a receptor that induces anti-inflammatory and regulatory effects that may help to restore self-tolerance and that promotes glycemic control. LANCL2 activation may ameliorate autoimmune disease and has shown benefit in restoring insulin sensitivity in obesity.

PX-69 for the Potential Treatment of Rheumatoid Arthritis and Diabetic Nephropathy

PX-69 is a small molecule product candidate that targets PLXDC2 that we are developing for the potential treatment of rheumatoid arthritis and diabetic nephropathy. Rheumatoid arthritis is characterized by a swelling and loss of mobility in joints caused by excessive inflammation and infiltration into the joint synovium. Diabetic nephropathy is a main complication in both type 1 and type 2 diabetes and is the leading cause of ESRD.

Manufacturing

Our drug substance and drug product manufacturing are conducted at third-party contract manufacturing organizations, or CMOs, in India and Switzerland. All of our CMOs hold applicable licenses, certifications and/or approvals for cGMP manufacturing, analytical testing, packaging, and release operations from multiple drug regulation entities, including the FDA. Each manufacturer has also been independently qualified through our own internal qualification processes.

Omilancor drug product formulation is being optimized. Drug substance and drug product process optimization, scale-up, and manufacturing will continue in 2022.

NX-13 drug substance process optimization and scale-up activities will continue in 2022. Drug product formulation development, process optimization and scale-up for Phase 2 clinical trial supply will occur in 2022.

Phase 1 clinical trial supplies of LABP-104 drug substance and drug product were manufactured in 2021. Drug substance and drug product process development and optimization will continue in 2022.

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

We are aware of several other products and product candidates as potential treatments for UC that would compete with omilancor and NX-13, if approved. In particular, we expect to compete against companies that produce biologic drugs that currently dominate the UC market, as well as companies that produce the aminosalicylates, steroids and immunosuppressants that are currently used to treat patients with mild to moderate disease. If approved, omilancor and NX-13 are expected to compete against companies that produce, or are developing, injectable biologic therapeutics such as AbbVie Inc., Eli Lilly and Co., Janssen Pharmaceuticals, Inc., Roche Holding Ltd., Takeda Pharmaceutical Company Ltd. and UCB S.A., as well as companies that produce, or are developing, oral products such as Applied Molecular Transport Inc., Arena Pharmaceuticals, Inc., Bristol-Myers Squibb Co., Galapagos N.V., Gilead Sciences, Inc., Gossamer Bio, Inc., Pfizer Inc., Protagonist Therapeutics, Inc. and Theravance Biopharma, Inc.

Omilancor and NX-13 are differentiated orally active, gut-restricted, therapeutic candidates that we believe are the first to target their respective pathways. We are not aware of any product candidate targeting the LANCL2 or NLRX1 pathways in current clinical development.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer or more effective, have fewer or less severe side effects, are more convenient or are less expensive than omilancor, NX-13 or any other product that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our product, which could result in our competitors establishing a strong market position before we are able to enter the market.

Many of the companies against which we are competing, or against which we may compete in the future, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or that may be necessary for, our programs

Intellectual property

Patents and Applications

Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology, and know-how; to operate without infringing the proprietary rights of others; and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and jurisdictions outside the United States. Our patent portfolio is intended to cover our product candidates, their methods of use, and any other inventions that are commercially important to our business. We also rely on trade secret protection of our confidential information and know-how relating to our proprietary technology, platforms, and product candidates. The patent positions for our product candidates as of December 31, 2021, are summarized below.

Omilancor

We hold issued composition of matter patents covering omilancor in the United States and a number of foreign jurisdictions, including Australia, Canada, China, Europe, Hong Kong, Israel, India, Japan, New Zealand, South Korea, and Russia. The European patent is validated in France, Germany, Great Britain and over 20 additional European countries. Our patents in the United States, Australia, and Russia also cover the use of omilancor for treating inflammatory bowel disease. A patent application pursuing coverage of omilancor in Brazil is pending. The issued patents and any further patents issuing in this family are projected to expire in 2035, absent any surrendered term, adjustments, or extensions.

We have filed patent applications on the topical administration of omilancor for the treatment of conditions such as psoriasis and atopic dermatitis in the United States and the Patent Cooperation Treaty (PCT) international patent system. Any patents that may arise from these applications are projected to expire in 2041, absent any surrendered term, adjustments, or extensions.

We have filed patent applications on crystalline forms of omilancor and uses thereof in the United States, the PCT international patent system, and Argentina. Any patents that may arise from these applications are projected to expire in 2041, absent any surrendered term, adjustments, or extensions.

NX-13

We hold a number of issued United States patents covering the NX-13 compound and its use in treating inflammatory bowel disease and other conditions. Patent applications pursuing coverage of NX-13 are pending in Argentina, Australia, Brazil, Canada, Chile, China, Eurasia, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, and South Korea. The applications in Australia, Canada, and South Korea have been accepted for issuance.

The issued United States patents and any patents issuing from the pending applications are projected to expire in 2039, absent any surrendered term, adjustments, or extensions.

LABP-104

We hold an issued United States patent covering the LABP-104 compound and its use in treating conditions such as lupus and rheumatoid arthritis. Patent applications pursuing coverage of LABP-104 are pending in Argentina, Australia, Canada, China, Eurasia, Europe, India, Israel, Japan, New Zealand, and South Korea. The issued United States patent and any patents that may arise from the pending applications are projected to expire in 2040, absent any surrendered term, adjustments, or extensions.

LABP-69

We hold an issued United States patent covering the LABP-69 compound and its use in treating conditions such as diabetic nephropathy and rheumatoid arthritis. We have filed patent applications covering PX-69 in the PCT international patent system and Argentina. The issued United States patent and any patents that may arise from the pending applications are projected to expire in 2041, absent any surrendered term, adjustments, or extensions.

LABP-66

We have filed patent applications covering the LABP-66 compound and uses thereof in the United States, the PCT international patent system, and Argentina. Any patents that may arise from these applications are projected to expire in 2041, absent any surrendered term, adjustments, or extensions.

LABP-111

We have filed patent applications covering the LABP-111 compound and uses thereof in the United States, the PCT international patent system, and Argentina. Any patents issuing from these applications are projected to expire in 2041, absent any surrendered term, adjustments, or extensions.

LABP-73

We have filed a United States provisional patent application covering the LABP-73 compound and uses thereof. Any patents that may arise from this application are projected to expire in 2042, absent any surrendered term, adjustments, or extensions.

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

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the pre-clinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision.

In addition, under the Pediatric Research Equity Act of 2003, or PREA, certain NDAs or supplements to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

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

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a risk of evaluation and mitigation strategy, or REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminated the health insurance tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of 2% per fiscal year, which went into effect in 2013 and, following passage of subsequent legislation, including the Infrastructure Investment and Jobs Act, will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding.

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Administration’s proposals. The FDA currently recently released a final rule and guidance in September 2020, implementing a portion of President Trump’s Executive Order announced on July 24, 2020 that directed the Department of Health and Human Services, or HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and make other changes allowing for personal importation of drugs from Canada. The FDA final rule and additional FDA guidance provides pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 until January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for fixed fees to pharmacy benefit managers for certain services rendered to manufacturers, the implementation of which have also been delayed pending review by the Biden administration until January 1, 2023. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, the Centers for Medicare & Medicaid Services, or CMS, published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, also imposes obligations, including mandatory contractual terms, on “covered entities,” including certain healthcare providers, health plans, healthcare clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, as well as analogous state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The Physician Payments Sunshine Act requires applicable manufacturers of covered drugs to disclose payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and other healthcare professionals (such as physician assistants and nurse practitioners), teaching hospitals as well as information regarding physician ownership and investment interests.

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

Employees and Human Capital Resources

As of December 31, 2021, we had 46 full-time employees in activities such as research and development, finance, clinical development, regulatory affairs, project management and administration. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate employees, consultants and directors through the granting of stock-based compensation awards.

Corporate Information

We were incorporated under the laws of the State of Delaware in January 2017. Our principal executive offices are located at 1800 Kraft Drive, Suite 216, Blacksburg, VA 24060, and our telephone number is (540) 218-2232.

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

Selected Risks Affecting Our Business

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our securities. These risks are more fully described in this “Risk Factors” section, including the following:

•
We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.
•
We have a limited operating history and have no history of commercializing products, which may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.
•
We will need substantial additional funding to meet our financial obligations and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy.
•
Our business and operations may be adversely affected by the evolving and ongoing COVID-19 global pandemic.
•
We currently have only three clinical-stage product candidates, omilancor, NX-13 and LABP-104. If we are unable to successfully develop, receive regulatory approval for and commercialize our product candidates for these or any other indications, or successfully discover and/or develop any other product candidates, or experience significant delays in doing so, our business will be harmed.
•
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed.
•
Success in preclinical studies or historical clinical trials may not be indicative of results in future clinical trials.
•
We may not be successful in our efforts to increase our pipeline of product candidates, including by discovery of new pathways or targets, identifying molecules against those targets or pursuing additional indications for our current product candidates or in-licensing or acquiring additional product candidates for other diseases.
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
•
We contract with third parties for the manufacture of omilancor, NX-13 and LABP-104 for clinical drug supply and expect to continue to do so for commercialization if approved. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
•
If we are unable to obtain or protect intellectual property rights related to any of our product candidates, we may not be able to compete effectively in our market.

Risks Related to our Financial Position and Capital Needs

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $38.4 million and $30.1 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $94.2 million. On February 3, 2021, we completed our initial public offering, or IPO, in which we issued and sold 6,250,000 shares of our common stock at a public offering price of $16.00 per share for net proceeds of $91.2 million, after deducting underwriters’ discounts and commissions. Prior to our IPO, we financed our operations with $70.0 million in gross proceeds raised in our private placements of convertible preferred stock and convertible promissory notes. We have no products approved for commercialization and have never generated any revenue from product sales.

We have devoted substantially all of our financial resources and efforts to the development of our clinical and preclinical product candidates and our LANCE platform, including conducting preclinical studies and clinical trials. We expect to continue to incur significant expenses and operating losses over the next several years. We expect that it could be several years, if ever, before we have a commercialized product. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•
conduct our ongoing and planned clinical trials of omilancor, NX-13, and LABP-104, as well as initiate and complete additional clinical trials;
•
pursue regulatory approval of our product candidates;
•
seek to discover and develop additional clinical and preclinical product candidates;
•
scale up our clinical and regulatory capabilities;
•
establish a commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval;
•
adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;
•
maintain, expand and protect our intellectual property portfolio;
•
hire additional clinical, manufacturing and scientific personnel; and
•
add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

We commenced operations in 2017, and our operations to date have been largely focused on raising capital and advancing our clinical and preclinical product candidates and expanding our LANCE platform, including undertaking preclinical studies and conducting clinical trials. To date, we have not yet demonstrated our ability to successfully complete pivotal clinical trials, obtain regulatory approvals, manufacture a product on a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

Our operations have consumed substantial amounts of cash since inception. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect to continue to incur significant expenses and operating losses over the next several years as we complete our ongoing clinical trials of our product candidates, initiate future clinical trials of our product candidates, seek marketing approval for our current clinical product candidates and advance any of our other product candidates we may develop or otherwise acquire. In addition, our product candidates, if approved, may not achieve commercial success. Our revenue, if any, will be derived from sales of products that we do not expect to be commercially available for a number of years, if at all. If we obtain marketing approval for any product candidates that we develop or otherwise acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing.

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $90.9 million. We believe that our existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital requirements into the second half of 2023. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

•
the scope, progress, costs and results of our ongoing and planned clinical trials, as well as the associated costs, including any unforeseen costs we may incur as a result or preclinical study or clinical trial delays due to the COVID-19 pandemic or other delays, or additional trials that we have or may undertake as part of our clinical development plans;
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
•
our ability to establish collaborations to commercialize any of our product candidates; and
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

We will require additional capital to develop and commercialize our product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if available, may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. The credit and financial markets in the United States and worldwide have recently been, and may continue to be, adversely impacted by the current military conflict between Russia and Ukraine and measures taken in response thereto, including the imposition of sanctions. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

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

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or product candidates, grant licenses on terms that may not be favorable to us or commit to future payment streams. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Market volatility resulting from the COVID-19 pandemic, the military conflict between Russia and Ukraine or other factors may further adversely impact our ability to access capital as and when needed.

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

The spread of COVID-19 and its variants, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction, inflation or other negative global economic conditions resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

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

Geopolitical risks, such as those associated with Russia’s recent invasion of Ukraine, could result in increased market volatility and uncertainty, which could negatively impact our business, financial condition, and results of operations.

The uncertain nature, magnitude, and duration of hostilities stemming from Russia’s recent military invasion of Ukraine, including the potential effects of sanctions limitations, retaliatory cyber-attacks on the world economy and markets, and potential shipping and supply chain delays, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business. As a result of Russia’s invasion of Ukraine, the United States, the United Kingdom and the European Union governments, among others, have developed coordinated economic and financial sanctions packages. As the invasion of Ukraine continues, there can be no certainty regarding whether such governments or other governments will impose additional sanctions, or other economic or military measures against Russia.

The impact the invasion of Ukraine, including economic sanctions or additional war or military conflict, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, including supply chain, activities of our collaborators, clinical development activities and manufacturing. In addition, the continuation of the invasion of Ukraine by Russia could lead to other disruptions, instability and volatility in global markets and industries that could negatively impact our operations, and further escalation of the conflict could have a broader impact that expands into other markets where we do business or conduct operations, including clinical trials. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, the availability of raw materials, supplies, freight and labor, currency exchange rates and financial markets, all of which could impact the company’s business, financial condition and results of operations.

We currently have only three clinical-stage product candidates, omilancor, NX-13, and LABP-104. If we are unable to successfully develop, receive regulatory approval for and commercialize such product candidates for these or any other indications, or successfully discover or develop any other product candidates, or experience significant delays in doing so, our business will be harmed.

We currently have no products that are approved for commercial sale. We currently have only three clinical-stage product candidates, omilancor, NX-13, and LABP-104. To date, we have not yet conducted any pivotal clinical trials. We have not completed the development of any product candidates, and we may never be able to develop marketable products.

We have invested substantially all of our efforts and financial resources in the development of our clinical and preclinical product candidates. Our ability to generate revenue from our product candidates, which we do not expect will occur for several years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of omilancor, NX-13, and LABP-104 or any other product candidates that we discover, develop or otherwise may acquire will depend on several factors, including:

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
•
the prevalence and severity of adverse events experienced with our product candidates;
•
the availability, perceived advantages, cost, safety and efficacy of alternative therapies for any product candidate, and any indications for such product candidate, that we develop, specifically alternative treatments for UC;
•
our ability to produce our product candidates on a commercial scale;
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

We do not have complete control over any of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize the product candidates we develop, which would materially harm our business. If we do not receive marketing approvals for our product candidates, we may not be able to continue our operations.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that we may never obtain regulatory approval for any product candidates we may seek to develop in the future. Neither we nor any current or future collaborator is permitted to market any drug product candidates in the United States until we receive regulatory approval of a new drug application, or NDA, from the FDA. To date, we have only had limited discussions with the European Medicines Agency, or EMA, and other comparable foreign authorities regarding regulatory approval for our product candidates outside of the United States.

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

We have invested a significant portion of our time and financial resources in the development of our clinical and preclinical product candidates. Our business is dependent on our ability to successfully complete preclinical and clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize our product candidates in a timely manner.

Even if we eventually complete clinical testing and receive approval of a NDA or foreign marketing application for our product candidates, the FDA or the applicable foreign regulatory agency may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-marketing clinical trials. The FDA or the applicable foreign regulatory agency also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA or applicable foreign regulatory agency may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

In order to obtain FDA approval to market a new drug product we must demonstrate proof of safety, purity and efficacy in humans. The risk of failure for product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety, purity, potency, and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing or at any time during the trial process, or the results of a clinical trial may not be sufficient, or may raise new questions, and may require us to conduct additional clinical trials for which we did not plan. For example, we announced in November 2021 that we intend to design and initiate a Phase 2b clinical trial of omilancor in UC patients in order to provide additional data to inform the ultimate Phase 3 trial design and support regulatory approval of omilancor. The outcome of preclinical testing and early clinical trials may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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
•
we may fail to demonstrate statistical significance in early stage or Phase 2 clinical trials of our product candidates, which may impact the timing and design of late stage clinical trials for such product candidates;
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

In addition, we have engaged CROs to conduct clinical trials outside the United States, including in Ukraine. We may not be able to complete any additional dosing and/or follow-up visits of patients in Ukraine who are participating in these clinical trials. We may also be unable to ship additional clinical drug and other supplies necessary to complete the clinical trials in Ukraine. Although the route, length and impact of Russia’s invasion is highly unpredictable, clinical trial activities have already been suspended, and may continue to be suspended or terminated, and patients could be forced to evacuate or voluntarily choose to relocate far from clinical trial sites, making them unavailable for initial or further participation in these clinical trials. Alternative sites to fully and timely compensate for our clinical trial activities in Ukraine may not be available and we may need to find other countries to conduct these clinical trials. If these clinical trials are further interrupted, our clinical development plans for these product candidates could be significantly delayed, which would increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues.

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

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical or animal studies and early clinical trials does not ensure that later large-scale efficacy trials will be successful nor does it predict final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials, particularly because we are targeting novel pathways that have not yet been tested in later-stage clinical trials. For example, we recently decided to stop our ongoing clinical studies of omilancor in CD patients. Decisions on the future development of both omilancor and NX-13 in CD will be made at a later date.

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

We may seek orphan designation for one or more of our product candidates in the future. However, we may be unsuccessful in obtaining orphan drug designation for any of our product candidates, and may also be unable to maintain the benefits associated with orphan drug designation. Even if we obtain orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug in another indication. Even after an orphan drug is granted orphan exclusivity and approved, the FDA can subsequently approve a later application for the same drug for the same condition before the expiration of the seven-year exclusivity period if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation.

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

We will need to successfully complete pivotal clinical trials in order to obtain the approval of the FDA, EMA or other regulatory agencies to market our product candidates. Carrying out pivotal clinical trials is a complicated process. As an organization, we have limited experience in successfully executing earlier-stage clinical trials, and we have not previously conducted any later stage or pivotal clinical trials. In order to do so, we will need to expand our clinical development and regulatory capabilities, and we may be unable to recruit and train qualified personnel. We also expect to continue to rely on third parties to conduct our pivotal clinical trials. See “—Risks related to our dependence on third parties—We will rely on third parties to conduct our future clinical trials for product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.” Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.

If we experience delays or difficulties in the enrollment and/or maintenance of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population and competition for patients with other trials. For example, we are aware of multiple clinical trials for the treatment of UC being conducted by competitors that may make it difficult for us to enroll sufficient patients. Further, we have experienced challenges with enrollment in one of our clinical trials of omilancor for the treatment of CD that ultimately contributed to our decision to stop two clinical trials in CD patients. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or foreign regulatory authorities. We cannot predict how successful we will be at enrolling subjects in future clinical trials. Subject enrollment is affected by other factors including:

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
•
potential disruptions caused by the COVID-19 pandemic and the ongoing military conflict in Ukraine, including difficulties in initiating clinical sites, enrolling and retaining participants, diversion of healthcare resources away from clinical trials, travel or quarantine policies that may be implemented, and other factors;
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

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and product characteristics. Such changes carry the risk that they will not achieve these intended objectives. Further, we rely on third-party contract manufacturers to manufacture our product candidates, which subjects us to additional risks, particularly with respect to control of the formulation of our candidates. See “—We contract with third parties for the manufacture of omilancor, NX-13 and LABP-104 for clinical drug supply and expect to continue to do so for commercialization if approved. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.” Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

We may not be successful in our efforts to increase our pipeline of product candidates, including by discovery of new pathways or targets, identifying molecules against those targets or pursuing additional indications for our current product candidates or in-licensing or acquiring additional product candidates for other diseases.

A key element of our strategy is to build and expand our pipeline of product candidates. We previously used our LANCE platform to discover the novel immunometabolic pathways that our product candidates target, and we may use the LANCE platform in the future for the discovery of novel pathways or targets and to assist in the identification and testing of new product candidates. We cannot assure you that our LANCE platform will work as intended, nor that any of these potential pathways or targets, whether identified via the LANCE platform or otherwise, or other aspects of our platform will yield product candidates that could enter clinical development and, ultimately, be commercially valuable.

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

Because we have limited financial and management resources, we focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on the development of omilancor and NX-13 for the treatment of UC and LABP-104 for the potential treatment of systemic lupus erythematosus and rheumatoid arthritis. We are reviewing our preclinical programs to optimize the priorities and sequence of our preclinical product candidates and their respective clinical applications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for our product candidates that later prove to have greater commercial potential. For example, we recently stopped clinical trials of omilancor in CD patients and intend to reevaluate the development of omilancor and NX-13 in CD at a later date. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed.

From time to time, we may estimate the timing of the accomplishment of various scientific, clinical, regulatory, manufacturing and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of preclinical studies and clinical trials and the submission of regulatory filings, including IND submissions. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are, and will be, based on a variety of assumptions. The actual timing of these milestones can vary significantly compared to our estimates, and we may need to remove prior guidance as to the timing of these milestones, in some cases for reasons beyond our control. We may experience numerous unforeseen events during, or as a result of, any future clinical trials that we conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates.

We intend to explore the use of omilancor and NX-13, and potentially other product candidates, in combination with other therapies, which exposes us to additional risks.

We intend to explore the use of omilancor and NX-13 and likely other future product candidates in combination with one or more other approved or unapproved therapies to treat UC.

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

We also may choose to evaluate omilancor, NX-13 and LABP-104 or any other future product candidates in combination with one or more therapies that have not yet been approved for marketing by the FDA, EMA or comparable foreign regulatory authorities. We will not be able to market and sell omilancor, NX-13 and LABP-104 or any product candidate we develop in combination with an unapproved therapy for a combination indication if that unapproved therapy does not ultimately obtain marketing approval either alone or in combination with our product. In addition, unapproved therapies face the same risks described with respect to our product candidates currently in development and clinical trials, including the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval.

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

Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom was subject to a transition period until December 31, 2020, during which European Union rules continued to apply. A trade and cooperation agreement, or the Trade and Cooperation Agreement, that outlines the future trading relationship between the United Kingdom and the European Union applied provisionally from January 1, 2021, and formally entered into force on May 1, 2021.

Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from European Union directives and regulations, Brexit has materially impacted and could continue to further impact, the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. For example, Great Britain is no longer covered by the centralized procedures for obtaining European Union-wide marketing and manufacturing authorizations from the EMA and a separate process for authorization of drug products is required in Great Britain. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would limit our ability to generate revenue and achieve and sustain profitability. In addition, while the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the United Kingdom and the European Union there are additional non-tariff costs to such trade which did not exist prior to Brexit. Furthermore, Brexit has reduced trade between the European Union and the United Kingdom and there are frequent delays in the transit of goods between the European Union and the United Kingdom. The ongoing impact of Brexit may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom or the European Union for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us.

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
•
the availability of third-party coverage and adequate reimbursement for our product candidates, once approved;
•
the prevalence and severity of any side effects; and
•
any restrictions on the use of our products together with other medications.

If we are unable to establish sales, marketing and distribution capabilities for omilancor, NX-13 and LABP-104 or any other product candidate that may receive regulatory approval, we may not be successful in commercializing those product candidates if and when they are approved.

We do not have sales or marketing infrastructure. To achieve commercial success for any product candidate for which we may obtain marketing approval, we will need to establish a sales and marketing organization. In the future, we expect to build a focused sales and marketing infrastructure to market some of our product candidates in the United States, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We are aware of several other products and product candidates as potential treatments for UC that would compete with omilancor and NX-13, if approved. In particular, we expect to compete against companies that produce biologic drugs that currently dominate the UC market, as well as companies that produce the aminosalicylates, steroids and immunosuppressants that are currently used to treat patients with mild to moderate disease.

In addition, our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer or more effective, have fewer or less severe side effects, are more convenient or are less expensive than omilancor, NX-13, LABP-104 or any other product that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our product, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

The success of omilancor, NX-13, LABP-104 or any future product candidate, will depend significantly on coverage and adequate reimbursement or the willingness of patients to pay for these products.

We believe our success depends on obtaining and maintaining coverage and adequate reimbursement for omilancor and NX-13 for the treatment of UC, and the extent to which patients will be willing to pay out-of-pocket for such products, in the absence of reimbursement for all or part of the cost. Additionally, in the United States, there is no uniform policy of coverage and reimbursement among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage, and adequate reimbursement.

Third-party payors determine which products they will cover and establish reimbursement levels. Even if a third-party payor covers a particular product, the resulting reimbursement payment rates may not be adequate. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that a product is safe, effective and medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed medical journals; included in clinical practice guidelines; and neither cosmetic, experimental, nor investigational.

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

There can be no assurance that omilancor, NX-13, LABP-104 or any other product candidate, if approved for sale in the United States or in other countries, will be considered medically reasonable and necessary, that it will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available or that reimbursement policies and practices in the United States and in foreign countries where our products are sold will not adversely affect our ability to sell our product candidates profitably, if they are approved for sale.

The market for omilancor, NX-13 and LABP-104 or any other product candidates may be smaller than we expect.

Our estimates of the potential market opportunity for our product candidates include several key assumptions based on our industry knowledge, industry publications and third-party research reports. These assumptions include the number of patients who have the autoimmune diseases we intend to target, as well as the estimated reimbursement levels for each product candidate if approved. However, there can be no assurance that any of these assumptions are, or will remain, accurate. Further, new studies may change the estimated incidence or prevalence of these diseases, and the potentially addressable patient population for our product candidates may not ultimately be amenable to treatment with our product candidates. If the actual market for our product candidates is smaller than we expect, our revenues, if any, may be limited and it may be more difficult for us to achieve or maintain profitability.

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

To date, we have generally engaged CROs to conduct our ongoing and completed clinical trials. We expect to engage CROs for future clinical trials for our product candidates and expect to continue to rely on third parties, including clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time for convenience. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. Switching or adding CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. Further, the performance of our CROs may also be interrupted by the ongoing COVID-19 pandemic, including due to travel or quarantine policies, heightened exposure of CRO staff who are healthcare providers to COVID-19 or prioritization of resources toward the pandemic, and may also be impacted by the ongoing armed conflict in Ukraine.

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

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of our product candidates.

We also expect to rely on other third parties to store and distribute product supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential revenue.

We contract with third parties for the manufacture of omilancor, NX-13 and LABP-104 for clinical drug supply and expect to continue to do so for commercialization if approved. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have any cGMP manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the cGMP manufacture of omilancor, NX-13, LABP-104 and any other product candidates that we may pursue, for clinical development. Any significant delay, including any delays as a result of the COVID-19 pandemic or the ongoing armed conflict in Ukraine, in the supply of a product candidate or raw material components for an ongoing clinical trial due to the need to replace a third-party CMO could considerably delay the completion of our clinical trials.

We also expect to rely on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of omilancor, NX-13, LABP-104 and any other product candidates for which we obtain marketing approval. The facilities used by our CMOs to manufacture our product candidates must be inspected by the FDA or other regulatory authorities after we submit our NDA or comparable marketing application to the FDA or other regulatory authority. We do not have control over a supplier’s or manufacturer’s compliance with laws, regulations and applicable cGMP standards or similar regulatory requirements and other laws and regulations, such as those related to environmental health and safety matters. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, we may be unable to obtain regulatory approval of our marketing applications. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

In addition to the protection provided by our patent estate, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not amenable to patent protection. Although we generally require all of our employees to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we are aware that certain employees have not signed such agreements and we cannot provide any assurances that all such agreements have been duly executed, or that our trade secrets and other confidential proprietary information will not be disclosed. Moreover, our competitors may independently develop knowledge, methods and know-how equivalent to our trade secrets. Competitors could purchase our products, if approved, and replicate some or all of the competitive advantages we derive from our development efforts for technologies on which we do not have patent protection. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. . However, our agreements and security measures may be breached, and we may not have adequate remedies for any breach. Also, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA is considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

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

If we fail to comply with our obligations in any future intellectual property licenses with third parties, we could also lose rights that are material to our business.

Although we do not currently rely upon any in-licenses to certain patent rights and proprietary technology for the development our product candidates or the LANCE platform, we may choose to enter into license agreements in the future. These license agreements may impose diligence, development and commercialization timelines and milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations, our licensors may have the right to terminate such licenses, in which event we might not be able to develop, manufacture or market any product that is covered by the intellectual property we in-license from such licensor and may face other penalties. Such an occurrence would materially adversely affect our business prospects.

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

As our current and future product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. We cannot provide any assurance that our current and future product candidates do not infringe other parties’ patents or other proprietary rights, and competitors or other parties may assert that we infringe their proprietary rights in any event. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and future product candidates, including interference or derivation proceedings before the USPTO. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize omilancor, NX-13, LABP-104 or any future product candidates. In order to successfully challenge the validity of any such United States patent in federal court, we would need to overcome a presumption of validity. As this burden is high and requires us to present clear and convincing evidence as to the invalidity of any such United States patent claim, there is no assurance that a court of competent jurisdiction would agree with us and invalidate the claims of any such United States patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future.

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

If we rely on third parties to manufacture or commercialize our product candidates, or if we collaborate with additional third parties for the development of our product candidates, we must, at times, share trade secrets with them. We may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure could have an adverse effect on our business and results of operations.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, also imposes obligations, including mandatory contractual terms, on “covered entities,” including certain healthcare providers, health plans, healthcare clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, as well as analogous state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts;
•
the federal transparency laws, including the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to: (1) payments or other “transfers of value’’ made during the previous year to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members); and

•
state and foreign law equivalents of each of the above federal laws and regulations; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or that otherwise restrict payments that may be made to healthcare providers; and state and local laws that require the registration of pharmaceutical sales representatives.

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

Even if we obtain regulatory approval for omilancor, NX-13, LABP-104 or any future product candidates, they will remain subject to ongoing regulatory oversight.

Even if we obtain any regulatory approval for omilancor, NX-13, LABP-104 or any future product candidates, such product candidates, once approved, will be subject to ongoing regulatory requirements applicable to manufacturing, labeling, packaging, storage, advertising, promoting, sampling, record-keeping and submitting of safety and other post-market information, among other things. Any regulatory approvals that we receive for omilancor, NX-13, LABP-104 or any future product candidates may also be subject to a risk evaluation and mitigation strategy, limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or requirements that we conduct potentially costly post-marketing testing, including Phase 4 trials and surveillance to monitor the quality, safety and efficacy of the drug. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval. We will further be required to immediately report any serious and unexpected adverse events and certain quality or production problems with our products to regulatory authorities along with other periodic reports.

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

If we fail to comply with applicable regulatory requirements following approval of any of our product candidates, a regulatory authority may:

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and harm our business, financial condition, results of operations and prospects.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the United States pharmaceutical industry. The ACA, among other things: (1) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; (2) expanded the entities eligible for discounts under the 340B drug pricing program; (3) increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP; (4) expanded the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (5) addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected; (6) introduced a new Medicare Part D coverage gap discount program in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (7) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (8) established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

There have been judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress’ denial of $12 billion in “risk corridor” funding. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. In addition, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations. Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, Congress is considering additional health reform measures.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President

Trump announced several executive orders related to prescription drug pricing that collectively attempted to implement several of the administration’s proposals. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for fixed fees to pharmacy benefit managers for certain services rendered to manufacturers, the implementation of which have also been delayed until January 1, 2023. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of President Trump’s Executive Order announced on July 24, 2020 that directed HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and make other changes allowing for personal importation of drugs from Canada. The FDA final rule and additional FDA guidance provides a pathway for states to build and submit importation plans for drugs from Canada. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. If executive actions impose restrictions on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for our product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:

•
additional clinical trials to be conducted prior to obtaining approval;
•
changes to manufacturing methods;
•
recalls, replacements, or discontinuance of one or more of our products; and
•
additional recordkeeping.

Such changes would likely require substantial time and impose significant costs, or could reduce the potential commercial value of our product candidates, and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any other products would harm our business, financial condition, and results of operations. Further, we cannot predict the likelihood, nature, or extent of healthcare reform initiatives that may arise from future legislation or administrative action.

Risks Related to Employee Matters and Managing our Growth

Recent significant changes to our leadership team and the resulting management transitions might harm our future operating results.

We have recently experienced changes to our leadership team. In November 2021, our former Chief Executive Officer announced his resignation, and in December 2021, our Board of Directors appointed an interim Chief Executive Officer and Chief Financial Officer while continuing to conduct searches for a permanent Chief Executive Officer, Chief Medical Officer and Chief Financial Officer. In addition, we have made substantial reductions in our teams. Although we believe these leadership and employee transitions are in the best interest of our company and our stockholders, these transitions may result in the loss of personnel with deep institutional or technical knowledge. Further, the transition could potentially disrupt our operations and relationships with employees, suppliers and partners and due to added costs, operational inefficiencies, decreased employee morale and productivity and increased turnover. We must successfully recruit and integrate our new leadership team members and clinical and preclinical operations teams within our organization to achieve our operating objectives; as such, these transitions may temporarily affect our business performance and results of operations while the new personnel become familiar with our business. In addition, our competitors may seek to use these transitions and the related potential disruptions to gain a competitive advantage over us. Furthermore, these changes increase our dependency on the other members of our leadership team and clinical and preclinical operations teams that remain with us, who are not contractually obligated to remain employed with us and may leave at any time. Any such departure could be particularly disruptive given that we are already experiencing leadership transitions and, to the extent we experience additional turnover, competition for top management is high such that it may take some time to find a candidate that meets our requirements. Our future operating results depend substantially upon the continued service of our key personnel and in significant part upon our ability to attract and retain qualified management personnel. If we are unable to mitigate these or other similar risks, our business, results of operation and financial condition may be adversely affected.

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

As of December 31, 2021 we had 46 employees. Following recent management and employee transitions, on March 15, 2022, we had 31 employees and have engaged various outside consultants, principally in the areas of clinical development and regulatory affairs. As we continue to build our organization and execute on our strategy, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management, business, and development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Risks Related to Ownership of our Common Stock

The trading price of the shares of our common stock has and may be volatile, and purchasers of our common stock could incur substantial losses.

Our stock price has been and may continue to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•
the commencement, enrollment or results of our clinical trials of any future clinical trials we may conduct, or changes in the development status of our product candidates;

•
any delay in our regulatory filings for any product candidate we may develop, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•
the success of competitive products or announcements by potential competitors of their product development efforts;
•
adverse results from, delays in or termination of clinical trials;
•
adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•
developments or disputes concerning patent applications, issued patents or other proprietary rights;
•
unanticipated serious safety concerns related to the use of our product candidates;
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

The stock market in general, and the Nasdaq Global Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic and the ongoing armed conflict in Ukraine, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this section, could have a significant and material adverse impact on the market price of our common stock.

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

If equity research analysts do not continue to publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock may be influenced by the research and reports that equity research analysts publish about us and our business, and we have only limited research coverage by equity research analysts. Equity research analysts may elect not to initiate or continue research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. We do not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

Future sales, or the possibility of future sales, of a substantial number of shares of our common stock could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

In addition, we have filed a registration statement on Form S-8 registering the issuance of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options and the restrictions of Rule 144 in the case of our affiliates.

Additionally, the holders of an aggregate of approximately 20.5 million shares of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates beneficially own a majority of our common stock. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of officers or directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

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

Foreign data protection laws, including without limitation, the European Union General Data Protection Regulation or the GDPR, which became effective in May 2018 may also apply to certain of our processing of health-related and other personal information obtained outside of the United States. For example, the GDPR applies to processing operations carried out in the context of the activities of an establishment in the European Economic Area, or EEA, and any processing relating to the offering of goods or services to individuals in the EEA and/or the monitoring of their behavior in the EEA. Also, notwithstanding the United Kingdom’s withdrawal from the EU, by operation of the so-called UK GDPR, the GDPR continues to apply in substantially equivalent form to processing operations carried out in the context of the activities of an establishment in the United Kingdom and any processing relating to the offering of goods or services to individuals in the United Kingdom and/or monitoring of their behavior in the United Kingdom. This means that these laws may apply in the context of our processing of personal data related to the conduct of clinical trials in the EEA and/or UK. For ease, when we refer to the GDPR in this section include, we are also making reference to the UK GDPR in the context of the United Kingdom, unless the context requires otherwise.

The GDPR requires organizations to give detailed disclosures about how they collect, use and share personal information; in certain cases, obtain explicit consent to process special categories of personal data, such as the health or genetic information referred to above; contractually require vendors to meet data protection requirements; maintain adequate data security measures; notify regulators and affected individuals of certain data breaches; meet extensive privacy governance and documentation requirements; and honor individuals’ data protection rights, including their rights to access, correct and delete their personal information.

In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA or UK to the United States and other jurisdictions that the European Commission or UK Government, as applicable, does not recognize as having ‘adequate’ data protection laws. This is because transfer of personal data to such jurisdictions is broadly-speaking prohibited unless the parties to that transfer have implemented specific safeguards to protect the transferred personal data. One of the principal safeguards used by organizations to effect such transfers of personal data are approved-form Standard Contractual Clauses. However, following a July 2020 ruling from the Court of Justice of the European Union, or the CJEU, subsequent regulatory guidance, and due to mandatory terms in newly-issued forms of the Standard Contractual Clauses for use in the context of transfers subject to the EU GDPR, use of the Standard Contractual Clauses must be assessed on a case-by-case basis. This means that, in the context of any given transfer, where the legal regime applicable in the destination country may or does conflict with the intended operation of the Standard Contractual Clauses and/or applicable EEA or United Kingdom laws the parties to that transfer are required to implement supplementary technical, organizational and/or contractual measures in order to rely on the Standard Contractual Clauses as a compliant ‘transfer mechanism.’ However, certain regulatory guidance appears to conclude that no combination of supplementary measures could be sufficient to allow effective reliance on the Standard Contractual Clauses in the context of transfers of personal data ‘in the clear’ to recipients in countries where the power granted to public authorities to access the transferred personal data goes beyond that which is ‘necessary and proportionate in a democratic society’ – which may be considered to apply in the case of transfers to the United States in certain circumstances due to certain powers of United States public authorities. At present, there are few, if any, viable alternatives to the Standard Contractual Clauses. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers (other than those carried out for the purposes of United Kingdom immigration control) of personal data from the EEA to the United Kingdom to continue without restriction for a period of four years ending June 27, 2025. After that period, the adequacy decision may be renewed only if the United Kingdom continues to ensure an adequate level of data protection. If we are unable to implement a valid solution for personal data transfers from Europe, including, for example, obtaining individuals’ explicit consent to transfer their personal data from Europe to the United States or other countries, we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data from Europe. Inability to import personal data from EEA or United Kingdom may also (i) restrict our activities in Europe; (ii) limit our ability to collaborate with partners as well as other service providers, contractors and other companies subject to relevant data protection laws; or (iii) require us to increase our data processing capabilities in the EEA and/or United Kingdom at significant expense or otherwise cause us to change the geographical location or segregation of our relevant systems and operations—any or all of which could adversely affect our financial results.

The GDPR also provides for more robust regulatory enforcement and greater penalties for noncompliance than previously applicable data protection laws, including fines of up to €20 million or 4% of an undertaking’s total worldwide annual turnover for the preceding financial year, whichever is higher. In addition to administrative fines, supervisory authorities have extensive audit and inspection rights, and powers to order temporary or permanent bans on all or some processing of personal data carried out by noncompliant actors. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Additionally, as noted above, the United Kingdom has transposed the GDPR into the laws of the United Kingdom, which could expose us to two parallel regimes, each of which potentially authorizes similar fines, with the UK GDPR permitting fines of up to the higher of £17.5 million or 4% of global annual revenue of any noncompliant organizations for the preceding financial year, as well as other potentially divergent enforcement actions for certain violations.

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

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, “phishing” attacks, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. These risks, as well as the number and frequency of cybersecurity events globally, may also be heightened during times of geopolitical tension or instability between countries, including, for example, the ongoing armed conflict between Russia and Ukraine, from which a number of recent cybersecurity events have been alleged to have originated. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. We cannot assure you that our security measures will prevent significant breakdowns, data leakages or breaches in our systems or those of our CROs and other contractors and consultants. As a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees that are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. For example, companies have experienced an increase in phishing and social engineering attacks from third parties in connection with the COVID-19 global pandemic. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability and damage to our reputation, and the further development of our product candidates could be delayed.

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

Our net operating loss carryforwards, or NOLs, and certain other tax attributes could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Our NOLs generated in the taxable year ended on or before December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. As of December 31, 2021, we had U.S. federal and state NOLs of $77.1 million. The federal NOLs include $2.1 million that may be used to offset up to 100% of future taxable income and will begin to expire in 2037, unless previously utilized. We have a full valuation allowance for deferred tax assets including NOLs. Under the Tax Act, as modified by the CARES Act, federal net operating losses incurred in taxable years ended after December 31, 2017 and in future years may be carried forward indefinitely, but the deductibility of federal net operating losses generated in taxable years beginning after December 31, 2017, and particularly for tax years beginning after December 31, 2020, is limited.

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

We incur increased costs and demands upon management as a result of being a public company.

As a public company listed in the United States, we incur significant additional legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and The Nasdaq Stock Market, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located at 1800 Kraft Drive, Suite 216, Blacksburg, Virginia 24060, where we lease approximately 5,500 square feet of office and lab space under a lease that terminates on May 31, 2022. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

Holders of Record

As of March 15, 2022, we had 12 holders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes.

Company Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of oral therapeutics for patients with autoimmune diseases. We believe we were the first to identify and target LANCL2, NLRX1 and PLXDC2, which are immunometabolic pathways or targets. Our core expertise is the discovery of novel pathways at the interface of immunity and metabolism. Based on our understanding of the role that cellular metabolic pathways have on modulating inflammatory responses, we aim to inhibit these inflammatory responses by changing the metabolic processes in target cells. We leverage our proprietary advanced artificial intelligence-based integrated computational and experimental precision medicine platform, our LANCE platform, to identify novel therapeutic targets based on predictions of immunometabolic function. We then identify and create novel therapeutic candidates to engage those novel targets in areas of unmet medical need. We have identified seven novel immunometabolic pathways or targets. Our near-term focus is on our clinical-stage programs including omilancor for the treatment of ulcerative colitis, or UC, NX-13 for the treatment of UC, and LABP-104 for the potential treatment of systemic lupus erythematosus, or SLE, and rheumatoid arthritis, or RA. We believe the therapeutics we discover and develop, if approved, could have a significant positive impact on the quality of life of patients suffering from autoimmune diseases.

Our lead product candidate, omilancor, is a gut-restricted oral therapeutic that is the first product candidate designed to engage the novel target lanthionine synthetase C-like protein 2, or LANCL2, a membrane receptor that has been shown to modulate immunological mechanisms that are associated with autoimmune diseases such as UC. We are developing omilancor as a once-daily oral treatment initially for UC. We expect to initiate a Phase 2b trial of omilancor for the treatment of moderate-to-severe UC patients before the end of 2022.

NX-13 is a novel, gut-restricted oral therapeutic that targets NOD-like receptor X1, or NLRX1, a mitochondria-associated receptor that has been associated with the modulation of inflammatory cytokines for UC. NX-13 is designed to target NLRX1 and induce anti-inflammatory effects in CD4+ T cells and other immune cells in the gastrointestinal tract. We are developing NX-13 as a once-daily oral treatment for UC. We are currently conducting a Phase 1b trial of NX-13 in moderate UC patients and expect to report topline results in mid-2022. We expect to announce the timing for the initiation of a Phase 2 trial of NX-13 in moderate to severe UC patients later this year.

LABP-104 is a novel, systemically bioavailable, oral therapeutic that targets LANCL2. We are developing LABP-104 as a once-daily oral treatment for SLE and/or RA. The pathogenesis of SLE is connected to defective apoptosis leading to stimulation of B cells by dendritic cells and CD4+ T cells to produce auto-antibodies. These antibodies activate the complement system and deposit in organs, leading to inflammation and tissue damage. We believe the activation of LANCL2 can intercept these events upstream through skewing of CD4+ T cells to regulatory phenotypes and maintenance of the metabolic requirements for autophagy. We are currently conducting a Phase 1a trial of LABP-104 in healthy volunteers and expect topline results to be reported in mid-2022. We expect to announce the timing for the initiation of a Phase 2 trial of LABP-104 in patients later this year.

In May 2021, we entered into an exclusive collaboration and license agreement, or the LianBio Agreement, with LianBio Respiratory Limited, or LianBio, pursuant to which we granted LianBio an exclusive license to develop, manufacture and commercialize OMILANCOR and NX-13 in Greater China (mainland China, Hong Kong, Taiwan and Macau), South Korea, Singapore, Thailand, Vietnam, Myanmar, Cambodia, Indonesia, and the Philippines, or the Territory. We received an upfront cash payment of $18.0 million in connection with the execution of the LianBio Agreement and are eligible to receive development milestone payments of up to $95.0 million and sales milestone payments of up to $105.0 million. We are also eligible to receive tiered low-double-digit royalties based on net sales of OMILANCOR and NX-13 in the Territory, subject to reductions in specified circumstances.

We have a limited operating history. Since inception, our operations have focused on developing our clinical and preclinical product candidates and our LANCE platform, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials and preclinical studies. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the sale of equity securities.

Since our inception in 2017, we have funded operations through the issuance of convertible preferred stock and convertible promissory notes, through proceeds from our initial public offering, or IPO, and through the upfront payment from a license and collaboration agreement with a related party. As of December 31, 2021, we had an accumulated deficit of $94.2 million and we expect to incur substantial operating losses for at least the next several years. As such, we will need to raise additional capital to initiate and complete our planned clinical trials, to continue and expand our research and development operations that support our planned discovery, development and clinical and regulatory activities, and to adequately prepare for commercialization of our product candidates that may achieve regulatory approval in the future. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $90.9 million, which we believe will be sufficient to fund our planned operations into the second half of 2023. We anticipate that our expenses may increase significantly in connection with our ongoing activities, as we:

•
conduct our ongoing and planned clinical trials of omilancor, NX-13, and LABP-104, as well as initiate and complete additional clinical trials;
•
pursue regulatory approval of our product candidates;
•
seek to discover and develop additional clinical and preclinical product candidates;
•
scale up our clinical and regulatory capabilities;
•
establish a commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval;
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

Components of our Results of Operations

Revenue - License Fee

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
•
expenses incurred under agreements with third parties, including contract research organizations, or CROs, and other third parties that conduct research, preclinical activities and clinical trials on our behalf, as well as contract manufacturing organizations, or CMOs, that manufacture drug material for use in our clinical trials and preclinical studies;
•
costs of outside consultants, including their fees, and related travel expenses;
•
the costs of laboratory supplies and acquiring, developing and manufacturing preclinical and clinical trial supplies; and
•
allocated expenses for rent and maintenance of facilities and other operating costs.

We expense research and development costs as incurred. We track external development costs by product candidate or development program, but we do not allocate personnel costs or other internal costs to specific development programs or product candidates.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have a higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase in the future and will comprise a larger percentage of our total expenses as we progress and complete our ongoing clinical trials, initiate new clinical trials, continue to discover and develop additional product candidates and prepare regulatory filings for any product candidates that successfully complete clinical trials.

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

Our expenditures are subject to additional uncertainties and we may never succeed in achieving regulatory approval for our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay, or modify clinical trials of our product candidates. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration ("FDA") or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to patient enrollment or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development.

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

We expect that our general and administrative expenses will decrease in the foreseeable future, however, in the long term will increase as we increase our personnel headcount to support an expanded infrastructure, including the development of a commercialization infrastructure for any product candidates for which we may obtain regulatory approval. Our expenditures are subject to uncertainties, including the terms and timing of regulatory approvals, and the expense of filing, prosecuting, defending, and enforcing any patent claims or other intellectual property rights.

Interest and Other Income (Expense), net

Other income, net, primarily consists of interest income received from available-for-sale marketable securities.

Results of Operations

Comparison of the years ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
	(in thousands)
Revenue - License Fee	$18,000	$—
Operating expenses
Research and development	41,564	25,338
General and administrative	15,252	5,338
Total operating expenses	56,816	30,676
Loss from operations	(38,816)	(30,676)
Interest and other income (expenses):
(Loss) gain from foreign exchange	(18)	77
Interest income, net	412	455
Interest and other income, net	394	532
Net loss	$(38,422)	$(30,144)

Revenue - License Fee

In May 2021, we entered into the LianBio Agreement to develop and commercialize omilancor and NX-13 in Greater China and select Asian markets. We recognized the $18.0 million upfront payment under the collaboration as revenue

Research and Development Expenses

Research and development expenses were $41.6 million for the year ended December 31, 2021 compared to $25.3 million for the year ended December 31, 2020. The increase of $16.3 million was primarily attributed to the clinical activities towards the advancement of our omilancor and NX-13 programs, as well as increases in employee-related expenses resulting from increased headcount.

The following table summarizes our research and development expenses by product candidate or development program for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
	(in thousands)
External costs by clinical program:
Omilancor	$22,405	$17,950
NX-13	6,247	3,250
LABP-104	3,319	104
Total external costs by clinical program	31,971	21,304
Compensation	6,508	2,815
Other	3,085	1,219
Total research and development expenses	$41,564	$25,338

General and Administrative Expenses

General and administrative expenses were $15.3 million for the year ended December 31, 2021 compared to $5.3 million for the year ended December 31, 2020. The increase of $10.0 million was primarily attributable to increases in D&O insurance costs and other costs associated with becoming a public company in 2021, as well as increases in employee-related expenses resulting from increased headcount.

Interest and Other Income, net

Interest and other income, net, was $0.4 million for the year ended December 31, 2021 compared to other expense, net of $0.5 million for the year ended December 31, 2020. The decrease of $0.1 million was due to lower interest rates earned on our cash, cash equivalents and marketable securities balances during 2021.

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

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations through the issuance of convertible preferred stock and convertible promissory notes, proceeds from our IPO, and the upfront payment from the LianBio Agreement. As of December 31, 2021, we had approximately $90.9 million in cash, cash equivalents and marketable securities and an accumulated deficit of $94.2 million. We had no indebtedness as of December 31, 2021.

The following table summarizes our sources and uses of cash for each of the periods set forth below:

	Years Ended December 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(27,061)	$(22,962)
Net cash (used in) provided by investing activities	(58,706)	14,131
Net cash provided by financing activities	91,607	1,518
Net increase (decrease) in cash and cash equivalents	$5,840	$(7,313)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $27.1 million, consisting primarily of our net loss of $38.4 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses. Net cash used in operating activities for the year ended December 31, 2020 was $23.0 million, consisting primarily of our net loss of $30.1 million as we incurred expenses associated with research activities for our lead product.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 was $58.7 million, consisting of purchases of available-for-sale marketable securities and property and equipment, partially offset by proceeds from sales and maturities of marketable securities. Net cash provided by investing activities for the year ended December 31, 2020 was $14.1 million, consisting of proceeds from sales and maturities of marketable securities partially offset by purchases of available-for-sale marketable securities.

Financing Activities

Net cash provided by financing activities in the year ended December 31, 2021 of $91.6 million was primarily related to the net proceeds received from our IPO. Net cash provided by financing activities in the year ended December 31, 2020 of $1.5 million was related to proceeds from exercise of stock options.

Funding Requirements

To date, we have not generated any revenues from the commercial sale of approved drug products, and we do not expect to generate substantial revenue for at least the next few years. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be compromised. We do not know when, or if, we will generate any revenue from our product candidates, and we do not expect to generate significant revenue unless and until we obtain regulatory approval of, and commercialize, our product candidates. Further, we do not know when, or if, we will generate any revenue under the LianBio Agreement as future payments are conditioned upon the achievement of development and commercialization milestones that are uncertain as of this date. We expect our expenses to proportionately increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain approval for any of our product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

We believe that our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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
•
the costs and results of discovery work using our LANCE platform;
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

Critical Accounting Estimates

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

Revenue Recognition for Out-License Arrangements

To date, all of our revenue has been generated from the LianBio Agreement. We recognize revenue in accordance with Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or Topic 606. Under Topic 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation.

At contract inception and through December 31, 2021, we determined that the LianBio Agreement contains a single performance obligation to deliver the License, which represents functional intellectually property given the functionality of the License is not expected to change substantially as a result of the Company’s ongoing activities.

We determined that the upfront fixed payment of $18.0 million is the initial transaction price. The potential development milestone payments that we are eligible to receive upon the successful achievement of certain regulatory approvals or activities were excluded from the initial transaction price, as the milestone amounts were fully constrained based on the probability of achievement. The royalties and sales milestone payments are excluded from the transaction price under the sales- or usage-based royalty exception of ASC 606. We will reevaluate the transaction price, including all constrained amounts, at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and we will adjust our estimate of the transaction price as necessary. We will recognize the royalties and sales milestone payments as revenue when the associated sales occur, and relevant sales-based thresholds are met. As of December 31, 2021, we had completed the transfer of the License and know-how necessary and, as such, recognized the full $18.0 million upfront payment as revenue.

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

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of employee stock option and award grants recognized as expense over the requisite service period of the awards (usually the vesting period) on a straight-line basis, net of actual forfeitures. We estimate the fair value of stock option grants using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including the risk-free interest rate, the expected dividend yield of our common stock, the expected volatility of the price of our common stock and the expected term of the option. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. See Note 6 to our consolidated financial statements included elsewhere in this Annual Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our employee stock options granted for all periods presented.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2021 and 2020.

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 1 to our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Emerging Growth Company and Smaller Reporting Company Status

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

We may take advantage of these provisions until December 31, 2026. However, if any of the following events occur prior to that date, (i) our annual gross revenue exceeds $1.07 billion, (ii) we issue more than $1.0 billion of non-convertible debt in any three-year period or (iii) we become a “large accelerated filer,” (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act), we will cease to be an emerging growth company prior to the end of such five-year period. We will be deemed to be a “large accelerated filer” at such time that we (a) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700.0 million or more as of the last business day of our most recently completed second fiscal quarter, (b) have been required to file annual and quarterly reports under the Exchange Act, for a period of at least 12 months and (c) have filed at least one annual report pursuant to the Exchange Act.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to take advantage of this extended transition period.

We are also a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Item 8. Financial Statements and Supplementary Data.

Landos Biopharma, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Landos Biopharma, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Landos Biopharma, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Raleigh, North Carolina

March 24, 2022

Landos Biopharma, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$8,305	$2,416
Marketable securities, available for sale	82,575	25,718
Prepaid expenses and other current assets	1,266	356
Deferred offering costs	—	1,398
Total current assets	92,146	29,888
Property and equipment, net	707	444
Other assets	26	—
Total assets	$92,879	$30,332

Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$12,908	$8,606
Accrued liabilities	3,703	1,939
Other current liabilities	—	489
Total current liabilities	16,611	11,034
Other liabilities	—	276
Total liabilities	16,611	11,310
Commitments and contingencies (Note 8)
Convertible preferred stock, $0.01 par value; no shares authorized, issued or outstanding as of December 31, 2021; 11,260,608 shares authorized, issued and outstanding as of December 31, 2020; aggregate liquidation preference of $70,254 as of December 31, 2020	—	73,037
Stockholders’ (deficit) equity:
Common stock, $0.01 par value; 200,000,000 shares authorized, 40,254,890 and 12,767,909 shares issued and outstanding as of December 31, 2021 and 2020, respectively	403	71
Additional paid-in capital	170,241	1,633
Accumulated other comprehensive (loss) gain	(225)	10
Accumulated deficit	(94,151)	(55,729)
Total stockholders’ equity (deficit)	$76,268	$(54,015)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$92,879	$30,332

The accompanying notes are an integral part of these consolidated financial statements.

Landos Biopharma, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020
Revenue - License Fee	$18,000	$—
Operating expenses:
Research and development	41,564	25,338
General and administrative	15,252	5,338
Total operating expenses	56,816	30,676
Loss from operations	(38,816)	(30,676)
Interest and other income (expenses):
(Loss) gain from foreign exchange	(18)	77
Interest income, net	412	455
Interest and other income, net	394	532
Net loss	$(38,422)	$(30,144)
Net loss per share, basic and diluted	$(1.02)	$(2.47)
Weighted-average shares used to compute net loss per share, basic and diluted	37,558,464	12,227,823
Comprehensive loss:
Net loss	$(38,422)	$(30,144)
Unrealized (loss) gain on available-for-sale securities	(235)	87
Comprehensive loss	$(38,657)	$(30,057)

The accompanying notes are an integral part of these consolidated financial statements.

Landos Biopharma, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock
	Shares	Amounts	Shares	Amounts	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2019	11,260,608	73,037	11,784,147	$63	$16	$(77)	$(25,585)	$(25,583)
Compensation expense related to vesting of common stock issued to Xontogeny (See Note 6)	—	—	579,548	4	35	—	—	39
Stock option exercise	—	—	404,214	4	749	—	—	753
Stock-based compensation	—	—	—	—	833	—	—	833
Unrealized gain on marketable securities	—	—	—	—	—	87	—	87
Net loss	—	—	—	—	—	—	(30,144)	(30,144)
Balance at December 31, 2020	11,260,608	73,037	12,767,909	71	1,633	10	(55,729)	(54,015)
Conversion of preferred stock to common stock upon closing of initial public offering	(11,260,608)	(73,037)	20,549,478	262	72,775	—	—	73,037
Issuance of common stock, net of issuance costs			6,250,000	63	90,443			90,506
Stock compensation expense	—	—	—	—	4,118	—	—	4,118
Exercise of stock options	—	—	687,503	7	1,272	—	—	1,279
Unrealized gain on marketable securities	—	—	—	—	—	(235)	—	(235)
Net loss	—	—	—	—	—	—	(38,422)	(38,422)
Balance at December 31, 2021	—	$—	40,254,890	$403	$170,241	$(225)	$(94,151)	$76,268

The accompanying notes are an integral part of these consolidated financial statements.

Landos Biopharma, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,422)	$(30,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense related to vesting of common stock issued to Xontogeny	—	39
Depreciation	196	137
Stock-based compensation expense	4,118	833
Net amortization of premium on marketable securities	1,174	213
Unrealized (loss) gain from foreign exchange	(18)	79
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(936)	(786)
Accounts payable	4,263	6,506
Other liabilities	2,564	161
Net cash used in operating activities	(27,061)	(22,962)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(440)	(181)
Purchase of available-for-sale marketable securities	(174,853)	(21,718)
Proceeds from sales and maturities of marketable securities	116,587	36,030
Net cash (used in) provided by investing activities	(58,706)	14,131
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering	93,000	—
Financing costs paid	(1,907)	—
Proceeds from exercise of stock options	514	1,518
Net cash provided by financing activities	91,607	1,518
Net change in cash and cash equivalents	5,840	(7,313)
Cash and cash equivalents at beginning of period	2,416	9,808
Effect of exchange rates on cash	49	(79)
Cash and cash equivalents at end of period	$8,305	$2,416

SUPPLEMENTAL NON-CASH DISCLOSURE:
NONCASH INVESTING AND FINANCING ACTIVITY:
Purchase of fixed assets in accounts payable	$20	$41
Deferred offering costs included in accounts payable and accrued liabilities	$—	$811
Conversion of Series A and B convertible preferred stock to common stock	$73,037
Unrealized (loss) gain on available-for-sale marketable securities	$(235)	$87

The accompanying notes are an integral part of these consolidated financial statements.

Landos Biopharma, Inc.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Landos Biopharma, Inc. (Landos or the Company) was incorporated in the state of Delaware in January 2017 and is a clinical-stage biopharmaceutical company focused on the discovery and development of oral therapeutics for patients with autoimmune diseases. The Company has several active development programs, each discovered internally, targeting novel pathways at the interface of immunity and metabolism.

Initial Public Offering

In February 2021, the Company completed its initial public offering in which it sold 6,250,000 shares of common stock at an initial public offering price of $16.00 per share. Proceeds from the initial public offering, net of underwriting discounts, commissions and offering costs paid by the Company, were approximately $90.5 million.

In addition, in connection with the completion of the Company’s initial public offering, all outstanding shares of the Company's convertible preferred stock were converted into 20,549,478 shares of the Company’s common stock.

Stock Split

On January 27, 2021, the Company’s Board of Directors approved a 1.8249-for-1 stock split of the Company’s outstanding common shares. On January 29, 2021, the Company amended its Amended and Restated Certificate of Incorporation to affect the stock split. The stock split resulted in an adjustment to the preferred share conversion price to reflect a proportional increase in the number of common shares to be issued upon conversion. The accompanying consolidated financial statements and notes to consolidated financial statements give retroactive effect to the stock split for all periods presented.

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Landos Biopharma Australia Pty Ltd. (Landos Australia). All intercompany balances and transactions have been eliminated in consolidation.

Liquidity

As of December 31, 2021, the Company had cash, cash equivalents and marketable securities of $90.9 million, which it believes will be sufficient to fund its planned operations for at least one year from the issuance of these consolidated financial statements. Since the Company’s inception in 2017, it funded operations through the issuance of convertible preferred stock and convertible promissory notes, the proceeds from its IPO, and the upfront payment from the license and collaboration agreement (Note 7). As of December 31, 2021, the Company had an accumulated deficit of $94.2 million and expects to incur substantial operating losses for at least the next several years. As such, the Company will need to raise additional capital to initiate and complete its planned clinical trials, to continue and expand its research and development operations that support its planned discovery, development and clinical and regulatory activities, and to adequately prepare for commercialization of its product candidates that may achieve regulatory approval in the future.

Consolidated Financial Statements in U.S. dollars

The Company’s functional currency is the U.S. dollars as the dollar is the currency of the primary economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. Transactions and balances denominated in dollars are presented at their original amounts. Transactions and balances denominated in foreign currencies have been re-measured to dollars. All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the consolidated statement of operations and comprehensive loss as other income, net. Net foreign currency transaction losses were not material for the years ended December 31, 2021 and 2020.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include but are not limited to estimates for clinical trial accruals and for periods prior to the Company's IPO, fair value of equity instruments. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less at the date of purchase. The carrying amounts approximate fair value due to the short maturities of these investments. Cash equivalents consist primarily of amounts invested in money market funds and commercial paper and are stated at fair value.

Marketable Securities

The Company’s investments in marketable securities are maintained by investment managers and consist of corporate debt securities with original maturities of over ninety (90) days, all of which are considered available-for-sale debt securities. The Company classifies its available-for-sale securities as short-term marketable securities on the Consolidated Balance Sheets, even though the stated maturity date may be one year or more beyond the current Consolidated Balance Sheets date, as the Company views those securities as available for use in current operations, if needed.

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

Deferred Offering Costs

At December 31, 2020, the Company had deferred offering costs totaling $1.4 million consisting of legal, accounting, filing and other fees and costs directly attributable to the Company’s IPO. Upon the closing of the IPO in February 2021, these deferred offering costs were offset against the proceeds received.

Property and Equipment, net

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives of laboratory equipment, furniture and fixtures ranges from five to seven years. Maintenance, repair and calibration costs are expensed as incurred.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets or group of assets may not be fully recoverable. If indicators of impairment exist and the undiscounted future cash flows that the assets are expected to generate are less than the carrying value of the assets, the Company reduces the carrying amount of the assets through an impairment charge, to their estimated fair values based on a discounted cash flow approach or, when available and appropriate, to comparable market values. During the years ended December 31, 2021 and 2020, there were no such indicators.

Revenue Recognition for Out-License Arrangements

To date, all of the Company’s revenue has been derived from its license agreement with LianBio Respiratory Limited, or Lian (Note 7).

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.

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

The transaction price is determined and allocated to the identified performance obligations in proportion to their stand-alone selling prices (SSP) on a relative SSP basis. SSP is based on observable prices of the performance obligations or, when such prices are not observable, are estimated based on factors such as forecasted revenues or costs, development timelines, discount rates, and probabilities of technical and regulatory success.

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

Milestone Payments

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

Royalties

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

The Company receives payments from its collaborators based on billing schedules established in each contract. Up-front and other payments may require deferral of revenue recognition to a future period until the Company performs its obligations under its collaboration arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

Research and Development Expenses

Research and development costs consist primarily of external costs related to clinical development, contract manufacturing and discovery as well as personnel costs. The Company estimates preclinical and clinical study and research expenses based on the services performed, pursuant to contracts with research institutions that conduct and manage nonclinical and clinical studies and research services on its behalf. The Company records the costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in accrued liabilities in the Consolidated Balance Sheets. These costs are a component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities.

Share-Based Compensation

The Company measures employee and non-employee stock-based awards, including stock options and purchase rights, at grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the award. The Company uses the Black-Scholes option pricing model to value its stock option awards. The Company elects to account for forfeitures as they occur.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income in the period that includes the enactment date.

The Company recognizes net deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than‑not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability.

Research and Development Tax Incentives

Through programs administered by the Australian Tax Office, the Company is eligible, if specific criteria is met, to obtain research and development incentive tax credits (the “Australia R&D credit”) based on a percentage of certain research and development activities undertaken by Australia by Landos Australia. During the year ended December 31, 2021, pursuant to the Australia R&D credit program, the Company received a refund of approximately $1.3 million, which has been recorded as a reduction of research and development expenses in the accompanying consolidated financial statements. Refunds received pursuant to the Australia R&D credit program are subject to audit for a period of four years by the taxing authorities.

In addition, Landos Australia incurs Goods and Services Tax (“GST”) on services provided by Australian vendors. As an Australian entity, Landos Australia is entitled to a refund of the GST paid. The Company’s estimate of the amount of cash refund it expects to receive related to GST incurred is included prepaid and other current assets in the accompanying consolidated balance sheets.

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

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the periods presented, because their inclusion would be anti-dilutive:

	December 31,
	2021	2020
Convertible preferred stock on an as-converted basis	—	20,549,478
Unvested common stock	—	410,602
Stock options to purchase common stock	1,688,789	838,616
Total	1,688,789	21,798,696

Comprehensive Loss

The Company’s comprehensive loss is currently comprised of changes in unrealized losses on available-for-sale securities.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views it operations and manages its business in one operating segment.

Emerging Growth Company Status

The Company is an emerging growth company (EGC), as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these combined and consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842), requiring the recognition of lease assets and liabilities on the balance sheet. The standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The standard was effective for public entities for fiscal years beginning after December 15, 2018 and is effective for nonpublic entities for fiscal years beginning after December 15, 2021. The Company will adopt ASU 2016-02 utilizing the modified retrospective transition method through an immaterial cumulative-effect adjustment to retained earnings on January 1, 2022. The Company will continue to report financial information for fiscal years prior to 2022 under the current lease accounting standards. Based on its lease portfolio as of December 31, 2021, the Company expects to record additional lease assets and liabilities of less than five percent of total assets on its Consolidated Balance Sheets, with no material impact to its Consolidated Statements of Operations and Comprehensive Loss.

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

2. Fair Value Measurement

Financial assets and liabilities are recorded at fair value on a recurring basis in the Consolidated Balance Sheets. The carrying values of the Company’s financial assets and liabilities, including cash and cash equivalents, prepaid and other current assets, accounts payable, and accrued expenses approximate their fair value due to the short-term maturity of these instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. Assets and liabilities recorded at fair value in the consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity with the inputs to the valuation of these assets or liabilities as follows:

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

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Aggregate fair value
Assets:
Money market funds	$3,180	$—	$—	$3,180
Fixed income securities	—	54,224	—	54,224
Asset backed securities	—	28,351	—	28,351
Total assets	$3,180	$82,575	$—	$85,755

	December 31, 2020
	Level 1	Level 2	Level 3	Aggregate fair value
Assets:
Money market funds	$265	$—	$—	$265
Fixed income securities	—	23,343	—	23,343
Asset backed securities	—	2,375	—	2,375
Total assets	$265	$25,718	$—	$25,983

The contractual maturities of available for sale securities of December 31, 2021 and 2020, are as follows (in thousands):

	December 31,
	2021	2020
Within one year	$49,699	$20,078
Within one to five years	32,876	5,640
Total contractual maturities	$82,575	$25,718

The Company’s financial instruments consist of Level 1 and Level 2 assets. The Company values its Level 1 assets based on quoted prices in active markets for identical instruments. Level 1 assets consist primarily of highly liquid money market funds that are included in cash equivalents. The Company values its Level 2 assets consisting of certificates of deposits, fixed income securities, and asset backed securities with the help of a third-party pricing service using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses such pricing data as the primary input, to which no material adjustments have been made during the periods presented, to make its determination and assessments as to the ultimate valuation of these assets. The fair values of these instruments approximate amortized cost. There were no transfers into or out of Level 3 securities during the year ended December 31, 2021 and 2020.

3. Consolidated Balance Sheet Components

Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2021	2020
Laboratory equipment	$837	$468
Furniture and fixtures	307	194
Assets not yet placed in service	104	131
Total property and equipment	1,248	793
Less: accumulated depreciation	(541)	(349)
Total property and equipment, net	$707	$444

Depreciation expense for property and equipment was $0.2 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively. Costs for property and equipment not yet placed into service are capitalized as construction in process, and will be depreciated over the relevant estimated useful life once placed into service.

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2021	2020
Accrued research and development	$1,575	$1,046
Accrued general and administrative	996	840
Accrued payroll and employee benefits	1,132	53
Total accrued liabilities	$3,703	$1,939

4. Commitments and Contingencies

Legal proceedings

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

Operating leases

The Company leases office space for its corporate headquarters located in Blacksburg, Virginia, under non-cancelable operating leases, which expire in May 2022 and August 2024 (Note 9). Rent expense is recognized on a straight-line basis over the term of the leases and accordingly, the Company records any differences between cash rent payments and the recognition of rent expense as a deferred rent liability.

Future minimum lease payments as of December 31, 2021, are as follows (in thousands):

Year ending December 31:
2022	$377
2023	315
2024	213
Total future minimum annual payments	$905

Rent expense was $0.3 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.

Other

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

5. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Convertible Preferred Stock

In connection with the completion of the Company’s IPO in February 2021, all outstanding shares of the Company’s convertible preferred stock automatically converted into 20,549,478 shares of common stock. Prior to its automatic conversion in the Company’s initial public offering, the Company classified its convertible preferred stock outside of permanent equity since such stock was contractually redeemable outside of the Company’s control.

Stock Split

On January 27, 2021, the Company’s Board of Directors approved a 1.8249-for-1 stock split of the Company’s outstanding common shares. On January 29, 2021, the Company amended its Amended and Restated Certificate of Incorporation to affect the stock split. The stock split resulted in an adjustment to the preferred share conversion price to reflect a proportional increase in the number of common shares to be issued upon conversion. The accompanying consolidated financial statements and notes to consolidated financial statements give retroactive effect to the stock split for all periods presented.

Restricted Stock

In 2017, the Company entered into a Strategy & Business Advisor Agreement (“the Agreement”) with Xontogeny LLC (“Xontogeny”), which is a related party due to significant ownership of the Company’s capital stock, which provided for the grant of 3,090,924 shares of common stock to Xontogeny in exchange for the provision of advisory services for a three-year period. The shares of common stock vested over an approximate three-year period and were fully vested as of December 31, 2020. During the year ended December 31, 2020, the Company recognized non-cash compensation expense of $39,000 in general and administrative expense related to the vesting of the shares of common stock. For accounting purposes, unvested restricted stock awards are not considered issued and outstanding and therefore were not reflected as issued and outstanding in the accompanying consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit until the awards vested.

6. Stock-Based Compensation

2019 Equity Incentive Plan

In December 2019, the board of directors of the Company (the “Board”) adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the grant of share-based awards, including stock options and restricted stock units, to employees, directors, and non-employee service providers of the Company. In December 2019, the Board authorized 3,657,019 shares for future issuance under the 2019 Plan. In January 2021, the Board authorized an increase in shares available for issuance under the 2019 Plan to 9,496,699 shares. As of December 31, 2021, there are approximately 6,716,195 shares available for future grants.

Early Exercise of Employee Options

The terms of the 2019 Plan permit certain option holders to exercise options before their options are vested. The shares of common stock granted upon early exercise that have not vested are subject to repurchase by the Company in the event of termination of the purchaser’s employment, at the price paid by the purchaser. While such shares have been issued, they are not considered outstanding for accounting purposes until they vest and are therefore excluded from shares used in determining loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. The liability is reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right lapses. As of December 31, 2021 and 2020, there were no and 410,602 unvested shares, respectively, representing an early exercise liability of approximately $0 and $0.8 million, respectively.

Former Executive Officer's Equity Awards

In November 2021, the Company modified certain shares of an equity award that had previously been granted to the Company’s former Chief Executive Officer. The vesting of the unvested equity award was accelerated. During the year ended December 31, 2021, stock-based compensation expense of $0.3 million was recorded in connection with this modification and is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2020	1,249,218	$1.86	9.8	1,225
Granted	1,157,074	12.09
Exercised	(687,503)	1.86
Forfeited	(30,000)	12.20
Balance as of December 31, 2021	1,688,789	$8.69	9.0	$1,651
Exercisable and vested at December 31, 2021	493,459	$7.26	8.9	$771

The total intrinsic value of options exercised was $1.3 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively.

The weighted average fair value of options to purchase common stock granted in the years ended December 31, 2021 and 2020 was $7.19 and $1.01, respectively.

The fair value of each stock option award is estimated on the grant-date using the Black-Scholes option pricing model. The inputs used below are subjective and require significant judgment to determine.

	Years Ended December 31,
	2021	2020
Expected term (in years)	5.70	5.40
Risk-free interest rate	0.76%	0.32%
Expected volatility	70.2%	63.5%
Dividend rate	—%	—%

Risk-free interest rate. The Company bases the risk‑free interest rate assumption on the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

Expected volatility. Due to our limited operating history and lack of Company-specific historical or implied volatility, the expected volatility assumption was determined by examining the historical volatilities of a group of industry peers whose share prices are publicly available, and is calculated based on a period consistent with the expected term of the option.

Expected term. The expected term represents the period of time that options are expected to be outstanding. Because the Company does not have historical exercise behavior, it determines the expected life assumption using the simplified method, which is an average of the contractual term of the option and its vesting period.

Expected dividend yield. The Company bases the expected dividend yield assumption on the fact that it has never paid cash dividends and has no present intention to pay cash dividends.

The allocation of stock-based compensation expense was as follows (in thousands):

	Years Ended December 31,
	2021	2020
Research and development	$2,545	$600
General and administrative	1,573	233
Total stock-based compensation expense	$4,118	$833

At December 31, 2021, the unrecognized compensation cost related to outstanding time-based options was $5.0 million and is expected to be recognized as expense over approximately 1.4 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance was as follow:

	As of December 31,
	2021	2020
Convertible preferred stock on an as-converted basis	—	20,549,478
Common stock options outstanding and early exercised stock options	1,688,789	1,249,218
Options and restricted stock available for future grants	6,716,195	754,369
Shares available under the 2021 Employee Stock Purchase Plan	388,703	—
Total common stock reserved for issuance	8,793,687	22,553,065

7. License and Collaboration Agreement

On May 14, 2021, the Company entered into an exclusive license and collaboration agreement (“Agreement”) with LianBio Respiratory Limited (“Lian”). Lian is a related party to the Company as a result of an affiliation of a member of the Company’s board of directors at the time the Agreement was executed. Pursuant to the Agreement, the Company delivered to Lian an exclusive license and the know-how (the ”License”) to develop, manufacture and commercialize omilancor and NX-13 (the “Products”) in the territory comprising the People’s Republic of China (“PRC”), Hong Kong, Macau, Taiwan, Cambodia, Indonesia, Myanmar, Philippines, Singapore, South Korea, Thailand, and Vietnam (the “Territory”). Lian will bear (i) all costs and expenses for any development or commercialization of the Products in the Territory and (ii) all costs and fees associated with applying for regulatory approval of the Products in the Territory. The Company received a non-refundable payment of $18.0 million upon execution of the Agreement. In addition, the Company has the ability to receive additional payments upon the achievement of certain development and sales milestone payments of up to an aggregate of $95.0 million and $105.0 million, respectively. The Company is also entitled to receive double-digit royalties on net sales of the Products in the Territory.

In accordance with the Agreement, the Company agreed to supply to Lian all clinical and commercial requirements of Products. The terms of the agreement do not provide for either (i) an option to Lian to purchase Products from the Company at a discount from the standalone selling price or (ii) minimum purchase quantities. In addition, the Company and Lian formed a Joint Steering Committee (“JSC”) to provide oversight to the activities performed under the Agreement; however, the substance of the Company’s participation in the JSC does not represent an additional promised service, but rather, a right of the Company to protect its own interests in the arrangement.

The Company concluded that Lian meets the definition of a customer because the Company is delivering intellectual property and other services in which the parties are not jointly sharing the risks and rewards. Therefore, the Company concluded that the promises summarized above represent transactions with a customer within the scope of ASC 606. Given that Lian is not obligated to purchase any minimum amount or quantities of Products, the supply of Products for clinical and commercial purposes was determined to be an option for Lian, rather than a performance obligation of the Company at contract inception and will be accounted for if and when exercised. The Company also determined that Lian’s option to purchase Products does not create a material right as the expected pricing is not at a discount. At contract inception and through December 31, 2021, the Company determined that the contract contains a single performance obligation to deliver the License, which represents functional intellectually property given the functionality of the License is not expected to change substantially as a result of the Company’s ongoing activities.

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

8. Income Taxes

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate:

	Years Ended December 31,
	2021	2020
Federal statutory income tax rate	21.00%	21.00%
State taxes, net of federal benefit	4.72%	4.19%
Permanent differences	(0.31)%	(0.33)%
Other credits	1.58%	0.23%
Foreign rate differential	(0.05)%	0.45%
Other	(0.51)%	(0.01)%
Change in valuation allowance	(26.43)%	(25.53)%
Provision for income taxes	—%	—%

The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

	Years Ended December 31,
	2021	2020
Deferred tax assets (liabilities):
Accruals	$384	$—
Stock Compensation	820	27
Fixed assets	(12)	(20)
Intangible assets	365	242
Unrealized gain	18	81
Net operating loss carryfowrards	19,857	12,294
Research and development credit	2,385	856
Research and development credit Fin 48	(319)	(139)
Valuation allowance	(23,498)	(13,341)
Net deferred tax assets (liabilities)	$—	$—

At December 31, 2021 and December 31, 2020, the Company evaluated all significant available positive and negative evidence, including the existence of losses in recent years and management’s forecast of future taxable income, and, as a result, determined it was more likely than not that federal and state deferred tax assets, including benefits related to net operating loss carryforwards, would not be realized. The valuation allowance was increased from $13.3 million at December 31, 2020 to $23.5 million at December 31, 2021.

As of December 31, 2021, the Company has $77.1 million each of federal and state net operating loss carryforwards. Federal net operating loss carryforward incurred prior to 2018 as well as the state net operating loss carryforward begin to expire in 2037. Federal net operating losses incurred in 2018 and after have an unlimited carryforward period. The Company also has $0.06 million of Australian net operating loss carryforwards which also have an unlimited carryforward period. Because the Company has incurred cumulative net operating losses since inception, all tax years remain open to examination by U.S. federal, state, and foreign income tax authorities.

The Company had an unrecorded tax benefit of $0.3 million and $0.1 million due to uncertain tax positions as of December 31, 2021 and 2020, respectively. The Company's policy for recording interest and penalties is to record them as a component of interest expense and operating expenses, respectively. As of December 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions. The total unrecorded benefit would affect the effective tax rate but for the Company's valuation allowance. The Company does not expect a material change in unrecognized tax benefits within the next 12 months.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2021	2020
Balance at the beginning of the year	$139	$1,144
Additions for tax positions taken in the current year	110	70
Addition (reduction) for prior tax positions	70	(1,075)
Balance at the end of the year	$319	$139

Potential 382 limitation

The Company’s ability to utilize its net operating loss (NOL) and research and development (R&D) credit carryforwards may be substantially limited due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain stockholders or public groups.

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

9. Subsequent Events

In March 2022, the Company terminated an operating lease with an expiration date of August 2024 for a one-time payment of $200,000.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-K was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names of our directors and executive officers, their ages as of March 24, 2022 and certain other information about them are set forth below. There are no family relationships among any of our current directors or executive officers.

Executive Officers

Tim M. Mayleben, age 61, has served as our President and Chief Executive Officer since November 2021 and as a director since May 2021. He served as President and Chief Executive Officer of Esperion Therapeutics, Inc. from December 2012 to May 2021 and served on the board of directors of Esperion Therapeutics, Inc. from February 2010 to May 2021. Mr. Mayleben has served as a member of the board of directors of Marinus Pharmaceuticals, Inc. since December 2008, and served as the Lead Independent Director from 2017 to February 2019. He previously served as a member of the board of directors of Loxo Oncology, Inc. from July 2015 until its acquisition by Eli Lilly in February 2019. Mr. Mayleben also serves as the Founder and President of Exipaidia LLC, a position he has held since December 2004. Mr. Mayleben earned an M.B.A., with distinction, from the J.L. Kellogg Graduate School of Management at Northwestern University, and a B.B.A. from the University of Michigan, Ross School of Business. The Board believes that Mr. Mayleben’s experience working in the life sciences industry, including over a decade of experience as an executive officer of several life sciences companies, qualifies him to serve as a member of the Board.

Patricia L. Bitar, age 63, has served as our Interim Chief Financial Officer since November 2021. Since July 2018, Ms. Bitar has provided senior financial consulting services assisting both public and private life sciences companies with initial public offerings, merger and acquisition activities and other accounting and finance related needs. From September 2014 to June 2018, Ms. Bitar served as Chief Financial Officer of TRACON Pharmaceuticals, Inc. From April 2011 to April 2014, Ms. Bitar served as Vice President and Corporate Controller at NuVasive, Inc., a medical device company, and as its Senior Director of Financial Reporting from November 2009 to March 2011. Prior to 2009, Ms. Bitar held positions at Orexigen Therapeutics, Inc., a biopharmaceutical company and at Ernst & Young for thirteen years. Ms. Bitar is a certified public accountant and received an M.A.I.S. from the University of West Florida and a B.S. in Business Administration (Accounting) from Old Dominion University.

Raquel Hontecillas, Ph.D., age 50, has served as our Chief Scientific Officer since our founding in January 2017. Dr. Hontecillas is the Co-Director of the Nutritional Immunology and Molecular Medicine Laboratory, a position she has held since July 2002, and the Chief Scientific Officer of Biotherapeutics, Inc., a position she has held since October 2008. She previously served as a Research Professor of Immunology at Virginia Tech from July 2008 to July 2020. Dr. Hontecillas holds a degree in Veterinary Medicine from Universidad Complutense University de Madrid, Spain and a Ph.D. in Immunology from Iowa State University.

Non-Employee Directors

Christopher Garabedian, age 55, has served as a director since September 2017. He founded Xontogeny in June 2016 and serves as its Chairman and Chief Executive Officer. Mr. Garabedian also serves as a Senior Advisor at the Boston Consulting Group, a position he has held since January 2016, and as a Portfolio Manager at Perceptive Advisors, a position he has held since May 2017. He previously served as the President and Chief Executive Officer of Sarpeta Therapeutics, Inc. from January 2011 to March 2015, as well as a member of the board of directors from June 2010 to March 2015. Mr. Garabedian earned a B.S. in Marketing from the University of Maryland. Our board of directors believes that Mr. Garabedian is qualified to serve as a director based on his extensive management experience in the biopharmaceutical industry.

Roderick Wong, M.D., age 45, has served as a director since August 2019. Dr. Wong has served as Managing Partner and Chief Investment Officer of RTW Investments, LP since 2010. Dr. Wong previously served as the President, Chief Executive Officer and Chairman of Health Sciences Acquisition Corporation from December 2018 to December 2019. Dr. Wong has also served as a director of Health Sciences Acquisitions Corporation 2 since May 2020 and has served as its President and Chief Executive Officer since June 2020. He has served as Chairman of the board of directors of Rocket Pharmaceutics, Inc. since January 2018 and as a member of the board of directors of Avidity Biosciences, Inc. from November 2019 through August 2021. Dr. Wong holds a B.S. in Economics from Duke University, an M.D. from the University of Pennsylvania Medical School and an M.B.A. from Harvard Business School. Our board of directors believes that Dr. Wong is qualified to serve as a director based on his experience as an investor and an executive in the biopharmaceutical industry.

Tiago Girao, age 42, has served as a director since April 2021. He has served as Chief Financial Officer of Roivant Sciences Companies since April 2019. Mr Girao has more than 21 years of experience in accounting, finance, and operations of U.S. and global private and public companies. Previously, Mr. Girao served as the Chief Financial Officer of Cytori Therapeutics Inc. from September 2014 to March 2019 and served as a Vice President of Finance from September 2014 to January 2019 and as a Senior Vice President of Operations from February 2019 to March 2019. Mr. Girao holds a degree in accounting from Universidade de Fortaleza. Our board of directors believes that Mr. Girao is qualified to serve as a director because of his extensive financial experience.

Fred Callori, age 54, has served as a director since August 2021. Since September 2017, he has served as Senior Vice President, Corporate Development, at Xontogeny, LLC, a life sciences accelerator. Mr. Callori also serves as a partner in the Perceptive Xontogeny Venture Funds, a position he has held since December 2019. Prior to Xontogeny and Perceptive, from 1998 to August 2017, Mr. Callori was a partner in the Life Science and Emerging Companies practices of Choate, Hall & Stewart LLP. Mr. Callori holds a J.D. from Boston University School of Law and a B.A. in Economics from Binghamton University. Our board of directors believes that Mr. Callori is qualified to serve as a director because of his experience in the life sciences industry and his corporate governance experience.

Roger Adsett, age 53, has served as a director since March 2022. He has served as Chief Operating Officer at Insmed Incorporated since November 2019. From September 2016 to November 2019, he served as Chief Commercial Officer at Insmed Incorporated. Mr. Adsett holds a B.A. in English and Economics from Bucknell University and an M.B.A from The Wharton School at the University of Pennsylvania. Our board of directors believes that Mr. Adsett is qualified to serve as a director based on his experiences as an executive in the global biotechnology and pharmaceutical industry

Section 16(a) Beneficial Ownership Reporting Compliance

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that one report, covering one transaction related to a stock option exercise, was filed late by Ms. Chauhan.

Audit Committee and Audit Committee Financial Expert

The Audit Committee of the board of directors was established by the board in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. The Audit Committee is comprised of three directors: Tiago Girao, Roger Adsett and Fred Callori, with Mr. Girao serving as chair.

The board of directors reviews the Nasdaq Stock Market, or Nasdaq, listing standards definition of independence for Audit Committee members on an annual basis. Our board of directors has determined that Messrs. Girao and Adsett meet the independence requirements of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, Rule 10A-3 under the Securities Exchange Act of 1934, or the Exchange Act, and the applicable listing standards of

Nasdaq. Mr. Callori will resign from the Audit Committee once a suitable replacement can be appointed. Each member of our audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, the board has examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

The board of directors has also determined that Mr. Girao qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The board made a qualitative assessment of Mr. Girao’s level of knowledge and experience based on a number of factors, including his formal education and previous and current experience in financial and accounting roles.

Stockholder Communications with the Board

The Board has adopted a formal process by which stockholders may communicate with the Board or any of its directors. Stockholders who wish to communicate with the Board may do so by sending written communications to the Board or such director c/o Landos Biopharma, Inc., 1800 Kraft Drive, Suite 216, Blacksburg, Virginia 24060, Attn: Corporate Secretary. Each communication must set forth;

•
the name and address of the stockholder on whose behalf the communication is sent; and
•
the number and class of shares of the Company that are owned beneficially by such stockholder as of the date of the communication.

The Corporate Secretary will review each communication. The Corporate Secretary will forward such communication to the Board or to any individual director to whom the communication is addressed unless the communication contains advertisements or solicitations or is unduly hostile, threatening or similarly inappropriate, in which case the Secretary shall discard the communication.

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

Item 11. Executive Compensation.

This section provides a summary of the compensation of our “named executive officers,” who are the four executive officers listed in the “Summary Compensation Table” below. In addition to presenting quantitative compensation information in the tables below, this section also provides a qualitative description of the material factors helpful to an understanding of such data.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by and paid to our named executive officers with respect to the years ended December 31, 2021 and 2020.

Name and principal position	Year	Salary ($)(3)	Bonus ($)(4)	Option awards ($)(5)	Non-equity incentive plan compensation ($)(6)	All other compensation ($)(7)	Total ($)
Tim M. Mayleben (1)	2021	79,905	—	1,020,375	—	33,769 (8)	1,134,049
Chief Executive Officer	2020	—	—	—	—	—	—

Josep Bassaganya-Riera, Ph.D.(2)	2021	428,269	326,625	286,291	—	1,033,800(9)	2,074,985
Former Chairman, President, Chief Executive Officer	2020	502,500	—	1,020,000	226,125	13,150(7)	1,761,775

Raquel Hontecillas, Ph.D.	2021	342,036	75,000	2,352,545	—	22,309(7)	2,791,890
Chief Scientific Officer	2020	172,581	50,000	680,000	—	6,177(7)	908,758

Jyoti Chauhan, MS, RAC(10)	2021	377,489	75,000	2,352,545	—	32,981(7)	2,838,015
Executive Director, Global Clinical Operations and Regulatory Compliance	2020	224,194	50,000	680,000	—	7,226(7)	961,420

(1)
Mr. Mayleben’s service with us commenced in November 2021. The 2021 salary reported reflects the pro rata portion of Mr. Mayleben’s annual salary of $502,500 earned during 2021 from commencement of his employment through December 31, 2021.
(2)
Dr. Bassaganya-Riera ceased serving as our Chairman, President and Chief Executive Officer in November 2021. During his service as our Chairman, he did not receive any additional compensation in his capacity as a director in 2021 or 2020.
(3)
Each named executive officer’s base salary is a fixed component of annual compensation for performing specific duties and functions and has been established taking into account each individual’s roles, responsibilities, skills and expertise. In 2021, we paid annual base salaries of $502,500, $502,500, $350,000 and $375,000 to each of Mr. Mayleben, Drs. Bassaganya-Riera and Hontecillas and Ms. Chauhan, respectively. With respect to Mr. Mayleben and Dr. Bassaganya-Riera, the 2021 salary reported reflects the pro rata portion of such named executive officer’s annual salary earned during 2021.
(4)
Represents discretionary bonuses awarded to Dr. Hontecillas and Ms. Chauhan in 2021 and 2020 pursuant to their terms of their offer letter agreements. See “—Agreements with our named executive officers and potential payments upon termination of employment.”
(5)
In accordance with SEC rules, the amounts in this column represent the aggregate grant date fair value of the option awards determined in accordance with FASB ASC Topic 718. See “—Outstanding equity awards at December 31, 2021.” See Note 6 to the financial statements included herein regarding assumptions underlying the value of equity awards.
(6)
Represents a performance-based bonus awarded based upon the achievement of individual and company performance goals and conditions at our company as determined by our board of directors. See “—Agreements with our named executive officers and potential payments upon termination of employment."
(7)
Represents employer contributions to retirement plans and payment for a portion of the named executive officer’s individual and family health insurance benefits. See “—Retirement benefits and other compensation."
(8)
Represents fees earned as a director.
(9)
This amount consists of $11,141 in payment for a portion of Dr. Bassaganya-Riera’s individual and family health insurance benefits, $6,281 of employer contributions to retirement plans and $1,016,377 in separation-related payments as described below. In connection with Dr. Bassaganya-Riera’s resignation on November 6, 2021, or the Separation Date, we entered into a Separation and Release of Claims Agreement, or the Separation Agreement, with Dr. Bassaganya-Riera,. Pursuant to the Separation Agreement, we agreed to pay (i) Dr. Bassaganya-Riera’s base salary for a 90-day period, and then the 12-month period, following the Separation Date, totaling $628,125, (ii) a pro-rated bonus of $192,051, (iii) accrued vacation pay of $190,048 and (iv) COBRA payments of up to $6,153. In the event that Dr. Bassaganya-Riera becomes eligible for insurance coverage through another employer or is otherwise ineligible for COBRA, we may not be required to pay the full amount in (iv) of the preceding sentence.
(10)
The board of directors determined that Ms. Chauhan was not an executive officer for the year ending December 31, 2022.

Outstanding Equity Awards at December 31, 2021

The following table sets forth certain information about outstanding equity awards granted to our named executive officers that were outstanding as of December 31, 2021.

	Option Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)(2)	Option Expiration Date
Tim M. Mayleben	12/17/2021	28,165	225,320 (3)	4.95	12/16/2031
	5/13/2021	7,000	29,000(4)	10.20	5/12/2031
Raquel Hontecillas, Ph.D.	10/20/2020	83,643	98,847(5)	1.86	10/19/2030
	2/3/2021	62,651	187,953(6)	16.00	2/2/2031
Jyoti Chauhan, MS, RAC	10/20/2020	56,834	98,847(5)	1.86	10/19/2030
	2/3/2021	62,651	187,953(6)	16.00	2/2/2031

(1)
All of the awards listed in this table were granted under our 2019 Plan.
(2)
All of the option awards listed in the table granted prior to our initial public offering in February 2021 were granted with a per share exercise price equal to or above the estimated fair value of our common stock on the date of grant, as determined in good faith by our board of directors.
(3)
The shares subject to this award vest and become exercisable in nine equal monthly installments commencing on December 17, 2021. If Mr. Mayleben’s employment is terminated prior to February 15, 2022 in connection with the employment of a regular chief executive officer approved by our board of directors, then 190,113 of the unvested shares underlying the option will become fully vested on the termination date and the remaining shares will be forfeited. If Mr. Mayleben’s employment is terminated on or after February 15, 2022 in connection with the employment of a regular chief executive officer approved by our board of directors, then all unvested shares underlying the option will become fully vested on the termination date.
(4)
The shares subject to this award vest and become exercisable in 36 equal monthly installments commencing on May 13, 2021.
(5)
The shares subject to this award vest and become exercisable over a three-year period commencing on January 1, 2020, with 25% of the option vesting immediately, 25% vesting on January 1, 2021 and the remaining 50% vesting in equal monthly installments over the twenty-four months thereafter.
(6)
The shares subject to this award vest and become exercisable over a three-year period commencing on February 3, 2021, with 25% of the option vesting immediately, 25% vesting on February 3, 2022 and the remaining 50% vesting in equal monthly installments over the twenty-four months thereafter.

Agreements with our Named Executive Officers and Potential Payments upon Termination of Employment

Employment agreement with Mr. Mayleben

We entered into an employment agreement, effective December 17, 2021, or the Mayleben Agreement, with Mr. Mayleben that provides for an annual base salary of $502,500 and an annual discretionary bonus based upon the achievement of individual and company performance goals and conditions at our company as determined by our board of directors. The Mayleben Agreement further provides for the grant of an option to purchase 253,485 shares of our common stock, with an exercise price equal to the closing price of our common stock on December 17, 2021. The shares subject to this award vest and become exercisable in nine equal monthly installments commencing on November 5, 2021. If Mr. Mayleben’s employment is terminated prior to February 15, 2022 in connection with the employment of a regular chief executive officer approved by our board of directors, then 190,113 of the unvested shares underlying the option will become fully vested on the termination date and the remaining shares will be forfeited. If Mr. Mayleben’s employment is terminated on or after February 15, 2022 in connection with the employment of a regular chief executive officer approved by our board of directors, then all unvested shares underlying the option will become fully vested on the termination date. The Mayleben Agreement does not include any severance entitlements or other potential payments in the event of any change in control, termination, or other defined triggering events, other than the accelerated vesting of the option award described above.

Employment agreement with Dr. Bassaganya-Riera

We entered into an employment agreement, effective January 1, 2020, or the Bassaganya-Riera Agreement, with Dr. Josep Bassaganya-Riera that provided for an annual base salary of $502,500, which was subject to increase during the term of the Bassaganya-Riera Agreement at the discretion of our board of directors, and an annual discretionary bonus with a target equal to 45% of Dr. Bassaganya-Riera’s annual base salary based upon the achievement of individual and company performance goals and conditions at our company as determined by our board of directors. The initial term of the employment agreement, or the Initial Term, was two years from the effective date of the employment agreement, and following the Initial Term, Dr. Bassaganya-Riera’s employment period was to be automatically renewed for successive one-year periods unless either we or Dr. Bassaganya-Riera terminated it or elected not to renew it.

The Bassaganya-Riera Agreement further provided for the grant of an option to purchase 547,470 shares of common stock to Dr. Bassaganya-Riera, which was granted on October 2, 2020, at an exercise price of $1.86 per share. The option vested and became exercisable over a three-year period commencing on January 1, 2020, with 25% of the option vesting immediately, 25% vesting on January 1, 2021 and the remaining 50% vesting in equal monthly installments over the twenty-four months thereafter. Pursuant to the Bassaganya-Riera Agreement, if, subsequent to our initial public offering and prior to September 1, 2022, our company’s market capitalization, as determined by multiplying our daily volume weighted-average stock price by the number of shares of common stock then outstanding, exceeded $2,000,000,000 over a consecutive 10-calendar day period, or over 15 calendar days within a 30-day calendar period, Dr. Bassaganya-Riera was entitled to receive a further option to purchase 273,735 shares of common stock.

Pursuant to the Bassaganya-Riera Agreement, if we terminated Dr. Bassaganya-Riera’s employment without “Cause,” or if Dr. Bassaganya-Riera terminated his employment for “Good Reason” (each, as defined in the Bassaganya-Riera Agreement), in exchange for execution and making effective and irrevocable, a general release in a form acceptable to us, compliance with certain non-competition and non-solicitation obligations, resignation from all positions with our company and return of all company property, he was to be eligible for payment of his base salary for 12 months, or if during the Initial Term, payment of his base salary for the longer of the remainder of the Initial Term or 12 months, and any then-outstanding equity awards that would have become vested during the 12 months following the termination date would become fully vested and exercisable. Dr. Bassaganya-Riera would also be eligible for COBRA premiums, with the cost of the regular premium for such benefits to be shared in the same relative proportion by Dr. Bassaganya-Riera and us as in effect on his termination date until the earlier of 12 months or the date Dr. Bassaganya-Riera became eligible for health benefits through another employer or otherwise became ineligible for COBRA. Such severance and acceleration benefits were to be conditioned upon Dr. Bassaganya-Riera’s execution of and compliance with an effective and irrevocable general release, compliance with certain non-competition and non-solicitation obligations, resignation from all positions with us and return of all our property. See “—Separation agreement with Dr. Bassaganya-Riera” for a description of the terms of the Separation Agreement.

Separation Agreement with Dr. Bassaganya-Riera

In connection with his resignation, Dr. Bassaganya-Riera and the Company entered into a Separation and Release of Claims Agreement, or the Separation Agreement, dated as of November 6, 2021, or the Separation Date, providing for the terms of Dr. Bassaganya-Riera’s separation from employment with our company. Under the Separation Agreement and in accordance with his employment agreement, we agreed to continue to pay Dr. Bassaganya-Riera his base salary for the 90-day period following the Separation Date. We further agreed, provided that Dr. Bassaganya-Riera did not revoke the Separation Agreement during the seven-day period following his signing of the agreement, to provide Dr. Bassaganya-Riera with the following separation payments and benefits: (i) salary continuation payments, in an aggregate amount equal to his annualized base salary as of the Separation Date payable in equal monthly installments, commencing on the first payroll run occurring on or after February 4, 2022, and continuing for 12 months thereafter, less all applicable taxes and withholdings; (ii) payment on Dr. Bassaganya-Riera’s behalf of the portion of the premiums that we had previously paid on his behalf as of the Separation Date for group health and/or dental insurance coverage under COBRA until the earlier of 12 months following the Separation Date or the date on which Dr. Bassaganya-Riera becomes eligible to receive group health insurance coverage through another employer; (iii) a prorated bonus, payable in January 2022, at Dr. Bassaganya-Riera’s target bonus amount of 45% of his annualized base salary as of the Separation Date, equal to $192,051; and (iv) the accelerated vesting of all shares of the stock options initially granted to Dr. Bassaganya-Riera upon entry into the Bassaganya-Riera Agreement. The Separation Agreement contains mutual releases, subject to customary exceptions, and mutual covenants not to disparage. In addition, Dr. Bassaganya-Riera has agreed to cooperate with our company and provide transition services as may be requested by us.

Offer Letters with Dr. Hontecillas and Ms. Chauhan

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

Retirement Benefits and Other Compensation

Our named executive officers were eligible to participate in our employee benefits, including health insurance and group life insurance benefits, on the same basis as our other employees. We maintain an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible employees. We have elected to make non-elective contributions totaling to 3% of an eligible employee’s gross salary. Our named executive officers received 3% non-elective contributions once the plan became active in 2020. We also paid in full our named executive officers’ individual and family health insurance benefits in 2021. We generally do not provide other perquisites or personal benefits except in limited circumstances, and we did not provide any such perquisites or personal benefits to our named executive officers in 2021 or 2020.

Non-Employee Director Compensation

Non-Employee Director Compensation Policy

Our board of directors adopted a non-employee director compensation policy, effective March 30, 2021, pursuant to which each of our directors who is not an employee or consultant of our company is eligible to receive compensation for service on our board of directors and committees of our board of directors.

Each eligible director receives an annual cash retainer of $45,000 for serving on our board of directors, and the independent chairperson of the board of directors receives an additional annual cash retainer of $30,000 for his or her service. The chairperson of the audit committee of our board of directors is entitled to additional annual cash retainer of $20,000, the chairperson of the compensation committee of our board of directors is entitled to additional annual cash retainer of $15,000 and the chairperson of the nominating and corporate governance committee of our board of directors is entitled to additional annual cash retainer of $10,000. The members of the audit committee are entitled to an additional annual cash retainer of $10,000, the members of the compensation committee of our board of directors are entitled to additional annual cash retainer of $7,500 and the members of the nominating and corporate governance committee of our board of directors are entitled to an additional annual cash retainer of

$5,000; however, in each case such cash retainer is payable only to members who are not the chairperson of such committee.

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

Director Compensation Table

The following table sets forth information regarding the compensation earned for service on our board of directors in 2021 by our non-employee directors. Dr. Bassaganya-Riera was a member of our board of directors until his resignation in November 2021 but did not receive any additional compensation for service as a director. The compensation earned by Mr. Mayleben for his service as a director is reflected above in “—Summary compensation table—All other compensation."

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Fred Callori	21,849	299,797	321,646
Jean-Frederic Colombel, M.D.(3)	—	—	—
Christopher Garabedian	48,861	—	48,861
Tiago Girao	52,333	215,420	267,753
Konstantin Poukalov(4)	—	—	—
Roderick Wong	—	—	—

(1)
In accordance with SEC rules, the amounts in this column represent the aggregate grant date fair value of the option awards determined in accordance with FASB ASC Topic 718. See “—Outstanding equity awards at December 31, 2020.” See Note 6 to the financial statements included herein regarding assumptions underlying the value of equity awards.
(2)
The table below shows the aggregate number of option awards outstanding for each of our directors who is not a named executive officer, as of December 31, 2021:

Name	Number of Outstanding Options
Fred Callori	36,000
Jean-Frederic Colombel, M.D.(3)	—
Christopher Garabedian	—
Tiago Girao	36,000
Konstantin Poukalov(4)	—
Roderick Wong	—

(3)
Dr. Colombel resigned from our board of directors in April 2021.
(4)
Mr. Poukalov resigned from our board of directors in August 2021.

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

We have determined beneficial ownership in accordance with the rules of the SEC. Under these rules, beneficial ownership includes any shares of common stock as to which the individual or entity has sole or shared voting power or investment power. Applicable percentage ownership is based on 40,254,890 shares of common stock outstanding as of December 31, 2021. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options held by such person that are currently exercisable or will become exercisable within 60 days of December 31, 2021 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Greater than 5% stockholders
Entities affiliated with Perceptive(1)	17,960,839	44.6%
Josep Bassaganya-Riera, Ph.D.(2)	6,370,868	15.8%
Entities affiliated with RTW(3)	4,275,722	10.6%
Named Executive Officers and Directors
Tim M. Mayleben(4)	93,495	*
Patricia L. Bitar(5)	43,756	*
Raquel Hontecillas, Ph.D.(6)	419,468	1.0%
Jyoti Chauhan, MS, RAC(7)	419,468	1.0%
Christopher Garabedian(8)	3,090,924	7.7%
Fred Callori(9)	6,000	*
Tiago Girao(10)	10,000	*
Roderick Wong, M.D.(11)	4,275,722	10.6%
Roger Adsett(12)	—	*
All current executive officers and directors as a group (9 persons)	8,358,833	20.5%

* Represents beneficial ownership of less than one percent.

(1)
This information has been obtained from a Schedule 13D/A filed on April 6, 2021 by Perceptive Advisors LLC. Consists of (a) 7,299,751 shares of common stock held by Perceptive Life Sciences Master Fund, Ltd. (b) 5,799,564 shares of common stock held by Perceptive Xontogeny Venture Fund, LP, (c) 3,090,924 shares of common stock held by Xontogeny, LLC and (d) 1,770,600 shares of common stock held by PX Venture (A), LLC. Perceptive Life Sciences Master Fund Ltd., Perceptive Advisors LLC and Joseph Edelman have shared voting and dispositive power with respect to the shares held by Perceptive Life Sciences Master Fund Ltd. Perceptive Advisors LLC serves as the investment manager to Perceptive Life Sciences Master Fund Ltd. and may be deemed to beneficially own the securities directly held by Perceptive Life Sciences Master Fund Ltd. Mr. Edelman is the managing member of Perceptive Advisors LLC and may be deemed to beneficially own the securities directly held by Perceptive Life Sciences Master Fund Ltd. The principal address of Perceptive Advisors LLC is 51 Astor Place, 10th Floor New York, NY 10003.
(2)
This information has been obtained from a Schedule 13G filed on February 14, 2022 by Josep Bassaganya-Riera. Consists of (a) 3,994,208 shares held by the Josep Bassaganya-Riera Revocable Trust dated April 9, 2018, as amended, under which Mr. Bassaganya-Riera is the sole trustee and the beneficiaries are Mr. Bassaganya-Riera’s immediate family members; (b) 766,405 shares held by the Josep Bassaganya-Riera Grantor Retained Annuity Trust No. 1 dated June 28, 2018, under which Mr. Bassaganya-Riera is the sole trustee and the beneficiaries are Mr. Bassaganya-Riera’s immediate family members; (c) 823,956 shares held by the Josep Bassaganya-Riera Grantor Retained Annuity Trust No. 2 dated March 26, 2019, under which Mr.

Bassaganya-Riera is the sole trustee and the beneficiaries are Mr. Bassaganya-Riera’s immediate family members; and (d) 786,299 shares held by the Raquel Hontecillas-Magarzo Irrevocable Family Trust dated October 1, 2021, under which Mr. Bassaganya-Riera is the sole trustee and the beneficiaries are Mr. Bassaganya-Riera and his immediate family members. Mr. Bassaganya-Riera disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein.
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
(4)
Consists of 93,495 shares of common stock issuable to Mr. Mayleben upon the exercise of outstanding options exercisable within 60 days of December 31, 2021.
(5)
Consists of 43,756 shares of common stock issuable to Ms. Bitar upon the exercise of outstanding options exercisable within 60 days of December 31, 2021.
(6)
Consists of 182,490 shares of common stock held by Dr. Hontecillas, as Trustee of the Raquel Hontecillas-Magarzo Revocable Trust Agreement dated April 9, 2018, as amended and (b) 236,978 shares of common stock issuable to Dr. Hontecillas upon the exercise of outstanding options exercisable within 60 days of December 31, 2021.
(7)
Consists of (a) 209,299 shares of common stock held by Ms. Chauhan and (b) 210,169 shares of common stock issuable to Ms. Chauhan upon the exercise of outstanding options exercisable within 60 days of December 31, 2021.
(8)
Consists of 3,090,924 shares of common stock held by Xontogeny LLC. Mr. Garabedian is the Chairman and Chief Executive Officer of Xontogeny and may be deemed to beneficially own these shares.
(9)
Consists of 6,000 shares of common stock issuable to Mr. Callori upon the exercise of outstanding options exercisable within 60 days of December 31, 2021.
(10)
Consists of 10,000 shares of common stock issuable to Mr. Girao upon the exercise of outstanding options exercisable within 60 days of December 31, 2021.
(11)
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
(12)
Mr. Adsett was appointed to the Board of Directors on March 8, 2022.

Equity Compensation Plan Information

The following table contains certain information with respect to our equity compensation plan in effect as of December 31, 2021.

Plan category	Number of securities stock to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted- average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Equity compensation plans approved by security holders
2019 Equity Incentive Pan	1,688,789	$8.69	6,716,195
2021 Employee Stock Purchase Plan	—	—	388,703
Equity compensation plans not approved by security holders	—	—	—

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

Our board of directors has determined that all of our directors other than Mr. Mayleben, representing five of our six directors, are “independent directors” as defined under applicable Nasdaq rules. In making such determination, our board of directors considered the current and prior relationships that each such director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining his independence, including the beneficial ownership of our capital stock by each director and the transactions described in this section.

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2021 and 2020 by Ernst & Young LLP, our principal accountant.

	Years Ended December 31,
	2021	2020
Audit Fees(1)	$310	$950
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$310	$950

(1)
Audit fees consist of fees billed for professional services provided in connection with the audit of our annual financial statements, the review of our quarterly financial statements and audit services that are normally provided by the independent registered public accounting firm in connection with regulatory filings. The audit fees also include fees for professional services provided in connection with our initial public offering in 2021.

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

3.2

Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39971), filed with the Securities and Exchange Commission on February 8, 2021).

4.2

Description of the Company’s Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 001-39971), filed with the Securities and Exchange Commission on March 31, 2021).

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

10.6+

Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 001-39971), filed with the Securities and Exchange Commission on March 31, 2021).

10.7+*	Separation and Release of Claims Agreement by and between the Company and Josep Bassaganya-Riera, dated November 6, 2021.
10.8+*	Employment Agreement by and between the Company and Tim M. Mayleben, effective as of December 17, 2021.
10.9+*	Employment Agreement by and between the Company and Patricia L. Bitar, effective as of December 17, 2021.
10.10†

Exclusive Collaboration and License Agreement by and between the Company and Lian Respiratory Limited, dated May 14, 2021 (incorporated by reference to Exhibit 1.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39971), filed with the Securities and Exchange Commission on July 29, 2021).

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*

Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*##	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

† Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and would likely cause competitive harm to the registrant if publicly disclosed.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDOS BIOPHARMA, INC.

Date: March 24, 2022	By:	/s/ Tim M. Mayleben
Tim M. Mayleben
President and Chief Executive Officer

Date: March 24, 2022	By:	/s/ Patricia L. Bitar
Patricia L. Bitar
Interim Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tim M. Mayleben. as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Landos Biopharma, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tim M. Mayleben	President, Chief Executive Officer and Director	March 24, 2022
Tim M. Mayleben	(Principal Executive Officer)

/s/ Patricia L. Bitar	Interim Chief Financial Officer	March 24, 2022
Patricia L. Bitar	(Principal Financial and Accounting Officer)

/s/ Christopher Garabedian	Chairman of the Board of Directors	March 24, 2022
Christopher Garabedian

/s/ Fred Callori	Director	March 24, 2022
Fred Callori

/s/ Tiago Girao	Director	March 24, 2022
Tiago Girao

/s/ Roderick Wong, M.D.	Director	March 24, 2022
Roderick Wong, M.D.

/s/ Roger Adsett	Director	March 24, 2022
Roger Adsett