Form 10-Q
period 2022-03-31
Landos Biopharma, Inc.
filed 2022-05-12
CIK 1785345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, the registrant had 40,254,890 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

Landos Biopharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$11,288	$8,305
Marketable securities, available-for-sale	62,508	82,575
Prepaid expenses and other current assets	3,563	1,266
Total current assets	77,359	92,146
Property and equipment, net	224	707
Other assets	27	26
Total assets	$77,610	$92,879

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,803	$12,908
Accrued liabilities	5,704	3,703
Total current liabilities	15,507	16,611
Total liabilities	15,507	16,611
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized, 40,254,890 shares issued and outstanding as of March 31, 2022 and December 31, 2021	403	403
Additional paid-in capital	171,182	170,241
Accumulated other comprehensive loss	(467)	(225)
Accumulated deficit	(109,015)	(94,151)
Total stockholders’ equity	62,103	76,268
Total liabilities and stockholders’ equity	$77,610	$92,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

Landos Biopharma, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$10,800	$7,254
General and administrative	4,153	2,646
Total operating expenses	14,953	9,900
Loss from operations	(14,953)	(9,900)
Other income:
Gain from foreign exchange	1	18
Other income, net	88	64
Other income, net	89	82
Net loss	$(14,864)	$(9,818)
Net loss per share, basic and diluted	$(0.37)	$(0.38)
Weighted-average shares used to compute net loss per share, basic and diluted	40,254,890	26,070,455
Comprehensive loss:
Net loss	$(14,864)	$(9,818)
Unrealized loss on available-for-sale securities	(242)	(112)
Comprehensive loss	$(15,106)	$(9,930)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Landos Biopharma, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,864)	$(9,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	353	43
Stock-based compensation expense	941	1,023
Amortization of premium (discount) on marketable securities	312	(196)
Non-cash loss on termination of lease	137	—
Gain on sale of equipment	(9)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,262)	(1,633)
Accounts payable	(3,084)	(404)
Other liabilities	1,974	(1,575)
Net cash used in operating activities	(16,502)	(12,560)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7)	(64)
Purchase of available-for-sale marketable securities	(1,027)	(81,379)
Proceeds from sales and maturities of marketable securities	20,540	9,395
Net cash provided by (used in) investing activities	19,506	(72,048)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of issuance costs	—	90,506
Proceeds from exercise of stock options	—	258
Net cash provided by financing activities	—	90,764
Net change in cash and cash equivalents	3,004	6,156
Cash and cash equivalents at beginning of period	8,305	2,416
Effect of exchange rates on cash	(21)	—
Cash and cash equivalents at end of period	$11,288	$8,572

Supplemental non-cash disclosure: NONCASH INVESTING AND FINANCING ACTIVITY:
Conversion of Series A and B convertible preferred stock to common stock	$—	$73,037
Operating right-of-use asset obtained in exchange for operating lease liability	$824	$—
Derecognition of operating right-of-use asset and operating lease liability upon termination of lease	$714	$—
Unrealized loss on available-for-sale marketable securities	$242	$112

The accompanying notes are an integral part of these condensed consolidated financial statements.

Landos Biopharma, Inc.

Unaudited Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock
	Shares	Amounts	Shares	Amounts	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	—	$—	40,254,890	$403	$170,241	$(225)	$(94,151)	$76,268
Stock-based compensation expense	—	—	—	—	941	—	—	941
Unrealized loss on available-for-sale securities	—	—	—	—	—	(242)	—	(242)
Net loss	—	—	—	—	—		(14,864)	(14,864)
Balance at March 31, 2022	—	$-	40,254,890	$403	$171,182	$(467)	$(109,015)	$62,103

	Convertible Preferred Stock		Common Stock
	Shares	Amounts	Shares	Amounts	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	11,260,608	$73,037	12,767,909	$71	$1,633	$10	$(55,729)	$(54,015)
Conversion of preferred stock to common stock upon closing of the initial public offering	(11,260,608)	(73,037)	20,549,478	262	72,775	—	—	73,037
Issuance of common stock, net of issuance costs	—	—	6,250,000	63	90,443	—	—	90,506
Stock-based compensation expense	—	—	—	—	1,023	—	—	1,023
Exercise of stock options	—	—	299,282	3	555	—	—	558
Unrealized loss on available-for-sale securities	—	—	—	—	—	(112)	—	(112)
Net loss	—	—	—	—	—	—	(9,818)	(9,818)
Balance at March 31, 2021	—	$-	39,866,669	$399	$166,429	$(102)	$(65,547)	$101,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

Landos Biopharma, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Description of the Business

Landos Biopharma, Inc. (“Landos” or the “Company”) was incorporated in the state of Delaware in January 2017 and is a clinical-stage biopharmaceutical company focused on the discovery and development of oral therapeutics for patients with autoimmune diseases. The Company has several active development programs, each discovered internally, targeting novel pathways at the interface of immunity and metabolism.

Initial Public Offering

In February 2021, the Company completed its initial public offering ("IPO") in which it sold 6,250,000 shares of common stock at an initial public offering price of $16.00 per share. Proceeds from the IPO, net of underwriting discounts, commissions and offering costs paid by the Company, were approximately $90.5 million.

In addition, in connection with the completion of the Company’s IPO, all outstanding shares of the Company's convertible preferred stock were converted into 20,549,478 shares of the Company’s common stock.

Stock Split

In January 2021, the Company’s Board of Directors approved a 1.8249-for-1 stock split of the Company’s outstanding common shares. Also in January 2021, the Company amended its Amended and Restated Certificate of Incorporation to affect the stock split. The stock split resulted in an adjustment to the preferred share conversion price to reflect a proportional increase in the number of common shares to be issued upon conversion. The accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements give retroactive effect to the stock split for all periods presented.

Liquidity and Capital Resources

As of March 31, 2022, the Company had cash, cash equivalents and marketable securities of $73.8 million, which it believes will be sufficient to fund its planned operations into the second half of 2023.

Since the Company’s inception in 2017, it has funded operations through the issuance of convertible preferred stock and convertible promissory notes, the proceeds from its IPO, and the upfront payment from the license and collaboration agreement (Note 8). As of March 31, 2022, the Company had an accumulated deficit of $109.0 million and expects to incur substantial operating losses for at least the next several years. As such, the Company will need to raise additional capital to initiate and complete its planned clinical trials, to continue and expand its research and development operations that support its planned discovery, development and clinical and regulatory activities, and to adequately prepare for commercialization of its product candidates that may achieve regulatory approval in the future.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Landos Biopharma Australia Pty Ltd. (“Landos Australia”). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts in the Company's consolidated financial statements and the disclosures made in the accompanying notes. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include but are not limited to accrued liabilities, fair value of equity instruments, and uncertain tax positions. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Despite management’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from the Company's estimates.

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements for the three months ended March 31, 2022 are consistent with, and should be read in conjunction with, those discussed in Note 1 of the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Available-for-sale securities are carried at fair value with their unrealized gains and losses included in accumulated other comprehensive loss within stockholders’ equity, until such gains and losses are realized in other income (expense), net, within the Condensed Consolidated Statements of Operations and Comprehensive Loss or until an unrealized loss is considered other-than-temporary. Realized gains and losses are determined using the specific identification method.

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

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the periods presented, because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Stock options to purchase common stock	1,676,389	1,299,586
Common stock subject to repurchase	—	250,924
Total	1,676,389	1,550,510

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

Emerging Growth Company Status

The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these combined and condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842), requiring the recognition of lease assets and liabilities on the balance sheet. The standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The standard was effective for public entities for fiscal years beginning after December 15, 2018 and is effective for nonpublic entities for fiscal years beginning after December 15, 2021. The Company adopted ASU 2016-02, as amended, by applying the modified retrospective approach for leases existing at, and entered into after January 1, 2022. As a result, prior periods are presented in accordance with the previous guidance in ASC 840, Leases (“ASC 840”). The Company has elected to apply the “practical expedient package,” which permits it to not reassess previous conclusions around lease identification, lease classification, and initial direct costs. Further, the Company made accounting policy elections to exclude leases with terms of 12 months or less from the recognition requirements and to not separate lease and non-lease components. On January 1, 2022, the Company recognized an initial right-of-use asset and lease liability of $0.8 million. The adoption of Topic 842 did not have an impact on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss and did not require recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company elected to continue applying the guidance under ASC 840 for comparative periods, as allowed in Topic 842.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

3. Fair Value Measurement

Financial assets and liabilities are recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheets. The carrying values of the Company’s financial assets and liabilities, including cash and cash equivalents, prepaids and other current assets, accounts payable, and accrued expenses approximate their fair value due to the short-term maturity of these instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. Assets and liabilities recorded at fair value in the condensed consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity with the inputs to the valuation of these assets or liabilities as follows:

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

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Aggregate fair value
Assets:
Money market funds	$4,789	$—	$—	$4,789
U.S. government treasury securities	1,250	—	—	1,250
Fixed income securities	—	38,536	—	38,536
Asset backed securities	—	23,972	—	23,972
Total assets	$6,039	$62,508	$—	$68,547

	December 31, 2021
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$3,180	$—	$—	$3,180
Fixed income securities	—	54,224	—	54,224
Asset backed securities	—	28,351	—	28,351
Total assets	$3,180	$82,575	$—	$85,755

The contractual maturities of available-for-sale securities of March 31, 2022 are as follows (in thousands):

Within one year	$34,854
Within one to five years	27,654
Total contractual maturities	$62,508

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

There were no transfers into or out of Level 3 securities during the three months ended March 31, 2022.

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2022	2021
Laboratory equipment	$791	$837
Furniture and fixtures	307	307
Construction in process	—	104
Total property and equipment	1,098	1,248
Less: accumulated depreciation	(874)	(541)
Total property and equipment, net	$224	$707

Depreciation expense for property and equipment was $0.4 million and $43,000 for the three months ended March 31, 2022 and 2021, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2022	2021
Accrued research and development	$4,498	$1,575
Accrued general and administrative	646	996
Accrued payroll and employee benefits	533	1,132
Operating lease liability	27	—
Total accrued liabilities	$5,704	$3,703

5. Stockholders’ Equity

Convertible Preferred Stock

In connection with the completion of the Company’s IPO in February 2021, all outstanding shares of the Company’s convertible preferred stock automatically converted into 20,549,478 shares of common stock.

Stock-Based Compensation

2019 Equity Incentive Plan

In December 2019, the board of directors of the Company (the “Board”) adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the grant of share-based awards, including stock options and restricted stock units, to employees, directors, and non-employee service providers of the Company. The number of shares of common stock reserved for issuance under the 2019 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2020 and continuing through January 1, 2029, in an amount equal to the least of (i) 5% of the total number of shares of the Company’s capital stock issued and outstanding on the last day of the calendar month before the date of each automatic increase; (ii) 1,000,000 shares; or (iii) a lesser number of shares determined by the Company’s board of directors. Subject to this provision, the Company added 1,824,900 shares available for grant to the 2019 Plan effective January 1, 2022. As of March 31, 2022, there are approximately 8,553,496 shares available for future grants.

2021 Employee Stock Purchase Plan

In January 2021, the Board adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The purpose of the 2021 ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum efforts toward the Company’s success. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code for U.S. employees. The number of shares of common stock reserved for issuance under the 2021 ESPP automatically increases on January 1 of each calendar year, starting on January 1, 2022 and continuing through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s capital stock issued and outstanding on the last day of the calendar month before the date of each automatic increase; or (ii) a lesser number of shares determined by the Board. Subject to this provision, the Company added 402,548 shares available for grant to the 2021 ESPP effective January 1, 2022. As of March 31, 2022, there are approximately 791,251 shares available for future grants under the 2021 ESPP. As of March 31, 2022, no shares of common stock have been purchased under the 2021 ESPP.

2022 Inducement Plan

In March 2022, the Board adopted the 2022 Inducement Plan. The 2022 Inducement Plan is a non-stockholder approved stock plan under which the Company may grant equity awards to induce highly-qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with a proprietary interest in the Company. The Company intends that the 2022 Inducement Plan be reserved for persons to whom the Company may issue securities without stockholder approval as an inducement pursuant to Nasdaq Marketplace Rule 5635(c)(4). The number of shares of common stock reserved for issuance under the 2022 Inducement Plan was initially determined to be 1,000,000 shares. As of March 31, 2022, there are 1,000,000 shares available for future grants under the 2022 Inducement Plan.

Stock Option Awards

The total intrinsic value of stock options exercised was $2.3 million for the three months ended March 31, 2021.

The weighted average fair value per share of options to purchase common stock granted was $1.47 and $9.38 for the three months ended March 31, 2022 and 2021, respectively.

The following table summarizes stock-based compensation expense for employees, which was included in the condensed consolidated Statements of Operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$430	$778
General and administrative	511	245
Total stock-based compensation expense	$941	$1,023

At March 31, 2022, the total compensation cost related to unvested stock-based awards granted under the 2019 Plan but not yet recognized was approximately $3.9 million, which is expected to be recognized over a weighted-average period of approximately 1.3 years.

6. Commitments and Contingencies

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

Leases

The Company adopted ASC 842 on January 1, 2022 and accordingly, recognized operating lease right-of-use ("ROU") assets and operating lease liabilities based on the present value of the future minimum lease payments over the lease terms at the adoption date, using the Company’s assumed incremental borrowing rate of 8%. The Company will amortize the operating lease ROU assets and operating lease liabilities over the applicable lease term.

The Company leases office space for its corporate headquarters located in Blacksburg, Virginia, under a non-cancelable operating lease, which expires in May 2022. In August 2021, the Company entered into a three-year lease for an additional facility in Blacksburg, Virginia that was terminated in March 2022.

In connection with the termination of the lease in March 2022, the Company made a one-time cash payment of $0.2 million and included assets with a net book value of $0.1 million, resulting in a loss on the termination of the lease of $0.3 million, which is included in general and administrative costs in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. In addition, upon termination of the lease in March 2022, operating lease ROU assets and operating lease liabilities were reduced by approximately $0.7 million.

At March 31, 2022, the operating lease ROU asset and operating lease liability were approximately $27,000. Cash payments, including the one-time cash payment made in connection with the lease termination, included in the Condensed Consolidated Statement of Cash Flows totaled $0.3 million for the three months ended March 31, 2022 and the remaining lease term was approximately .2 years at March 31, 2022.

Rent expense was $0.1 million for the three months ended March 31, 2022 and 2021.

Other

The Company enters into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancelable obligations under these agreements are not material.

7. Income taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2022 as the Company incurred losses for the three months ended March 31, 2022, and is forecasting an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2022. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

8. License Agreement

License and Collaboration Agreement

On May 14, 2021, the Company entered into an exclusive license and collaboration agreement (the "LianBio Agreement”) with LianBio Respiratory Limited (“LianBio”). LianBio is a related party to the Company as a result of an affiliation of a member of the Company’s board of directors at the time the LianBio Agreement was executed. Pursuant to the LianBio Agreement, the Company delivered to LianBio an exclusive license and the know-how (the "License”) to develop, manufacture and commercialize omilancor and NX-13 (the “Products”) in the territory comprising the People’s Republic of China (“PRC”), Hong Kong, Macau, Taiwan, Cambodia, Indonesia, Myanmar, Philippines, Singapore, South Korea, Thailand, and Vietnam (the “Territory”). LianBio will bear (i) all costs and expenses for any development or commercialization of the Products in the Territory and (ii) all costs and fees associated with applying for regulatory approval of the Products in the Territory. The Company received a non-refundable payment of $18.0 million upon execution of the LianBio Agreement. In addition, the Company has the ability to receive additional payments upon the achievement of certain development and sales milestone payments of up to an aggregate of $95.0 million and $105.0 million, respectively. The Company is also entitled to receive double-digit royalties on net sales of the Products in the Territory.

In accordance with the LianBio Agreement, the Company agreed to supply to LianBio all clinical and commercial requirements of Products. The terms of the agreement do not provide for either (i) an option to LianBio to purchase Products from the Company at a discount from the standalone selling price or (ii) minimum purchase quantities. In addition, the Company and LianBio formed a Joint Steering Committee (“JSC”) to provide oversight to the activities performed under the LianBio Agreement; however, the substance of the Company’s participation in the JSC does not represent an additional promised service, but rather, a right of the Company to protect its own interests in the arrangement.

The Company concluded that LianBio meets the definition of a customer because the Company is delivering intellectual property and other services in which the parties are not jointly sharing the risks and rewards. Therefore, the Company concluded that the promises summarized above represent transactions with a customer within the scope of ASC 606. Given that LianBio is not obligated to purchase any minimum amount or quantities of Products, the supply of Products for clinical and commercial purposes was determined to be an option for LianBio, rather than a performance obligation of the Company at contract inception and will be accounted for if and when exercised. The Company also determined that LianBio’s option to purchase Products does not create a material right as the expected pricing is not at a discount. At contract inception and through March 31, 2022, the Company determined that the contract contains a single performance obligation to deliver the License, which represents functional intellectually property given the functionality of the License is not expected to change substantially as a result of the Company’s ongoing activities.

The Company determined that the upfront fixed payment of $18.0 million is the initial transaction price. The potential development milestone payments that the Company is eligible to receive upon the successful achievement of certain regulatory approvals or activities were excluded from the transaction price, as the milestone amounts were fully constrained based on the probability of achievement. The royalties and sales milestone payments are excluded from the transaction price under the sales- or usage-based royalty exception of ASC 606. The Company will reevaluate the transaction price, including all constrained amounts, at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and the Company will adjust its estimate of the transaction price as necessary. The Company will recognize the royalties and sales milestone payments as revenue when the associated sales occur, and relevant sales-based thresholds are met. The Company assessed the arrangement with LianBio and concluded that a significant financing component does not exist. As of June 30, 2021, the Company had completed the transfer of the License and know-how necessary and, as such, recognized the full $18.0 million upfront payment as revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of December 31, 2021 and 2020 and for each of the two years in the period ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 24, 2022. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to "the company," “we,” “us,” and “our” refer to Landos Biopharma, Inc. together with its subsidiaries.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. You should refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in "Item 1a. Risk Factors" below for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements.

Company Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of oral therapeutics for patients with autoimmune diseases. We believe we were the first to identify and target LANCL2, NLRX1 and PLXDC2, which are immunometabolic pathways or targets. Our core expertise is the discovery of novel pathways at the interface of immunity and metabolism. Based on our understanding of the role that cellular metabolic pathways have on modulating inflammatory responses, we aim to inhibit these inflammatory responses by changing the metabolic processes in target cells. We leverage our proprietary advanced artificial intelligence-based integrated computational and experimental precision medicine platform, or LANCE platform, to identify novel therapeutic targets based on predictions of immunometabolic function. We then identify and create novel therapeutic candidates to engage those novel targets in areas of unmet medical need. We have identified seven novel immunometabolic pathways or targets. Our near-term focus is on our clinical-stage programs including omilancor for the treatment of ulcerative colitis, or UC, NX-13 for the treatment of UC, and LABP-104 for the potential treatment of systemic lupus erythematosus, or SLE, and rheumatoid arthritis, or RA. We believe the therapeutics we discover and develop, if approved, could have a significant positive impact on the quality of life of patients suffering from autoimmune diseases.

Our lead product candidate, omilancor, is a gut-restricted oral therapeutic that is the first product candidate designed to engage the novel target lanthionine synthetase C-like protein 2, or LANCL2, a membrane receptor that has been shown to modulate immunological mechanisms that are associated with autoimmune diseases such as UC. We are developing omilancor as a once-daily oral treatment initially for UC. We are working on a reformulation of omilancor, including dose selection and assessment, and expect to announce both the timing and the next steps in the development of omilancor later this year.

NX-13 is a novel, gut-restricted oral therapeutic that targets NOD-like receptor X1, or NLRX1, a mitochondria-associated receptor that has been associated with the modulation of inflammatory cytokines for UC. NX-13 is designed to target NLRX1 and induce anti-inflammatory effects in CD4+ T cells and other immune cells in the gastrointestinal tract. We are developing NX-13 as a once-daily oral treatment for UC. We are currently conducting a Phase 1b trial of NX-13 in moderate UC patients and expect to report topline results in the third quarter of 2022. In addition, long-term toxicology studies for NX-13 are now complete, with final results expected in the third quarter of 2022. We expect to announce the timing for the initiation of a Phase 2 trial of NX-13 in moderate-to-severe UC patients later this year.

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

Since our inception in 2017, we have funded operations through the issuance of convertible preferred stock and convertible promissory notes, through proceeds from our initial public offering, or IPO, and through the upfront payment from a license and collaboration agreement with a related party. As of March 31, 2022, we had an accumulated deficit of $109.0 million and we expect to incur substantial operating losses for at least the next several years. As a result, we will need to raise additional capital to initiate and complete our planned clinical trials, to continue and expand our research and development operations that support our planned discovery, development and clinical and regulatory activities, and to adequately prepare for commercialization of our product candidates that may achieve regulatory approval in the future. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $73.8 million, which we believe will be sufficient to fund our planned operations into the second half of 2023. We anticipate that our expenses may increase significantly in connection with our ongoing activities, as we:

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
•
costs of outside consultants, including their fees and related travel expenses;
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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have a higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. While we expect our research and development expenses to decrease in the near-term as we complete our ongoing clinical trials, and as a result of our strategic review of our clinical programs, we expect that our research and development expenses will increase in the long-term and will comprise a larger percentage of our total expenses as we initiate new clinical trials, hire additional research and development staff, relocate our research and development function to a new geography, continue to discover and develop additional product candidates and prepare regulatory filings for any product candidates that successfully complete clinical trials.

The successful development of our product candidates is highly uncertain. At this time, we cannot determine with certainty the duration and costs of our existing and future clinical trials of our product candidates or any other product candidate we may develop or if, when, or to what extent we will generate revenue from the potential commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of our product candidates and any other product candidate we may develop in the future will depend on a variety of factors, including:

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
•
our ability to secure adequate supply of our product candidates for our trials;
•
the phase of development of the product candidate; and
•
the efficacy and safety profile of the product candidate.

Our expenditures are subject to additional uncertainties and we may never succeed in achieving regulatory approval for our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay, or modify clinical trials of our product candidates. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration, FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to patient enrollment or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development.

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

We expect that our general and administrative expenses will remain relatively consistent for the foreseeable future, however, in the long term will increase as we increase our personnel headcount to support our expanded infrastructure, including the development of a commercialization infrastructure for any product candidates for which we may obtain regulatory approval. Our expenditures are subject to uncertainties, including the terms and timing of regulatory approvals, and the expense of filing, prosecuting, defending, and enforcing any patent claims or other intellectual property rights.

Other Income, net

Other income, net, primarily consists of interest income received from available-for-sale marketable securities.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Operating expenses
Research and development	$10,800	$7,254	$3,546
General and administrative	4,153	2,646	1,507
Total operating expenses	14,953	9,900	5,053
Loss from operations	(14,953)	(9,900)	(5,053)
Other income:
Gain from foreign exchange	1	18	(17)
Other income, net	88	64	24
Other income, net	89	82	7
Net loss	$(14,864)	$(9,818)	$(5,046)

Research and Development Expenses

Research and development expenses were $10.8 million for the three months ended March 31, 2022 compared to $7.3 million for the three months ended March 31, 2021. The increase of $3.5 million was primarily attributed to the clinical activities towards the advancement of our omilancor, NX-13 and LABP-104 programs. In January 2022, we halted further enrollment in two Phase 2 trials of omilancor in moderate-to-severe Crohn’s Disease for a number of reasons, including low enrollment. As a result of this announcement and the commencement of closing activities, CRO expenses related to one of these trials totaled approximately $3.5 million for the three months ended March 31, 2022.

The following table summarizes our research and development expenses by product candidate for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
External costs by clinical program:
Omilancor	$5,251	$3,365	$1,886
NX-13	1,881	1,068	813
LABP-104	773	585	188
Total external costs by clinical program:	7,905	5,018	2,887
Compensation	1,536	1,633	(97)
Other	1,359	603	756
Total research and development expenses	$10,800	$7,254	$3,546

General and Administrative Expenses

General and administrative expenses were $4.2 million for the three months ended March 31, 2022 compared to $2.6 million for the three months ended March 31, 2021. The increase of $1.5 million was primarily attributable to increases in legal and D&O insurance costs and other costs associated with becoming a public company in February 2021, as well as increases in employee-related expenses, including stock-based compensation and a one-time charge incurred in connection with a lease termination of approximately $0.3 million.

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

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the issuance of convertible preferred stock and convertible promissory notes, proceeds from our IPO, and the upfront payment from the LianBio Agreement. On February 3, 2021, we completed our IPO in which we issued and sold 6,250,000 shares of our common stock and received net proceeds of $90.5 million, after deducting underwriters’ discounts and commissions and expenses payable by us. As of March 31, 2022, we had $73.8 million in cash, cash equivalents and marketable securities and an accumulated deficit of $109.0 million. We had no indebtedness as of March 31, 2022.

The following table summarizes our sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(16,502)	$(12,560)
Net cash provided (used in) by investing activities	19,506	(72,048)
Net cash provided by financing activities	—	90,764
Net increase in cash and cash equivalents	$3,004	$6,156

Operating Activities

During the three months ended March 31, 2022, we used cash in operating activities of $16.5 million, reflecting a net loss of $14.9 million, partially offset by non-cash charges of $1.7 million and a net change of $3.4 million in our operating assets and liabilities. The non-cash charges consist primarily of $0.9 million of stock-based compensation expense, $0.4 million of depreciation expense, $0.3 million related to the accretion of the premium (discount) on investments, and $0.1 million of non-cash expense related to the loss recorded on the termination of an operating lease. The net change in our operating assets and liabilities was primarily due to a decreases in accounts payable and accrued liabilities and an increase in prepaid expenses and other current assets.

During the three months ended March 31, 2021, we used cash in operating activities of $12.6 million, reflecting a net loss of $9.8 million, partially offset by non-cash charges of $0.9 million and a net change of $3.6 million in our operating assets and liabilities. The non-cash charges consist primarily of $1.0 million of stock-based compensation expense and a credit of $0.2 million related to the accretion of the premium (discount) on investments. The net change in our operating assets and liabilities was primarily due to a decreases in accounts payable and accrued liabilities and an increase in prepaid expenses and other current assets.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2022 was $19.5 million, consisting of proceeds from sales and maturities of marketable securities, partially offset by purchases of available-for-sale marketable securities. Net cash used in investing activities for the three months ended March 31, 2021 was $72.0 million, consisting primarily of purchases of marketable securities and property and equipment, partially offset by proceeds from sales and maturities of marketable securities.

Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2021 of $90.8 million was primarily related to net proceeds received from our IPO.

Funding Requirements

To date, we have not generated any revenues from the commercial sale of approved drug products, and we do not expect to generate substantial revenue for at least the next few years. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be compromised. We do not know when, or if, we will generate any revenue from our product candidates, and we do not expect to generate significant revenue unless and until we obtain regulatory approval of, and commercialize, our product candidates. Further, we do not know when, or if, we will generate any revenue under the LianBio Agreement as future payments are conditioned upon the achievement of development and commercialization milestones that are uncertain as of this date. Although we may experience short-term decreases in our expenses as a result of our strategic review of our clinical programs and suspension of our Blacksburg-based research and discovery activities, including the separation of our research and discovery employees, we expect our expenses to proportionately increase in the long-term in connection with our ongoing activities, particularly as we continue the research and development of, initiate additional clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain approval for any of our product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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
•
the costs and results of discovery work using our LANCE® platform;
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
•
the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates if we receive marketing approval;
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

Our future commercial revenue, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements, marketing and distribution arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 1 to the condensed consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The accounting policies and estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There were no material changes to our critical accounting policies during the three months ended March 31, 2022.

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

Our management, with the participation of our interim Chief Executive Officer and our interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our interim Chief Executive Officer and our interim Chief Financial Officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our interim Chief Executive Officer and our interim Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K, together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the Risk Factors were to actually occur, our business, financial condition, results of operations and our potential future growth prospects could be materially and adversely affected. Under the circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Item 5. Other Information

Effective May 6, 2022 (the “Separation Date”), Jyoti Chauhan, Executive Vice President of Operations and Regulatory Affairs, is no longer with the Company.

Separation Agreement with Ms. Chauhan. In connection with her separation, Ms. Chauhan and the Company entered into a Separation Agreement (the “Separation Agreement”), dated as of May 8, 2022 (the “Agreement Date”), providing for the terms of Ms. Chauhan’s separation from employment with the Company. Under the Separation Agreement, the Company has agreed to continue to pay Ms. Chauhan an amount equal to her base salary for the period between the Separation Date and October 31, 2022, less payroll deductions and withholdings. The Company has further agreed to provide Ms. Chauhan with accelerated vesting through June 30, 2022, of the unvested shares subject to Ms. Chauhan’s grant of options on February 3, 2021. The Separation Agreement contains a release of claims, subject to customary exceptions, and mutual covenants not to disparage.

The foregoing summary of the Separation Agreement is not complete and is qualified in its entirety by reference to the text of the Separation Agreement, a copy of which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

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

Landos Biopharma, Inc.

Date: May 12, 2022	By:	/s/ Tim M. Mayleben
Tim M. Mayleben
President and Chief Executive Officer
(Principal Executive Officer)

Landos Biopharma, Inc.

Date: May 12, 2022	By:	/s/ Patricia L. Bitar
Patricia L. Bitar
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)