Form 10-Q
period 2022-06-30
Landos Biopharma, Inc.
filed 2022-08-11
CIK 1785345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39971

Landos Biopharma, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-5085535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
P.O. Box 11239 Blacksburg, Virginia	24062
(Address of principal executive offices)	(Zip Code)

(540) 218-2232

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	LABP	The Nasdaq Stock Market LLC

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

As of August 5, 2022, the registrant had 40,254,890 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

Landos Biopharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,241	$8,305
Marketable securities, available-for-sale	36,510	82,575
Prepaid expenses and other current assets	2,287	1,266
Total current assets	58,038	92,146
Property and equipment, net	—	707
Other assets	—	26
Total assets	$58,038	$92,879

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,711	$12,908
Accrued liabilities	1,799	3,703
Total current liabilities	6,510	16,611
Total liabilities	6,510	16,611
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized, 40,254,890 shares issued and outstanding as of June 30, 2022 and December 31, 2021	403	403
Additional paid-in capital	171,816	170,241
Accumulated other comprehensive loss	(392)	(225)
Accumulated deficit	(120,299)	(94,151)
Total stockholders’ equity	51,528	76,268
Total liabilities and stockholders’ equity	$58,038	$92,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

Landos Biopharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue - license fee:	$—	$18,000	$—	$18,000
Operating expenses:
Research and development	$6,604	$11,522	$17,404	$18,776
General and administrative	4,662	2,596	8,815	5,241
Total operating expenses	11,266	14,118	26,219	24,017
(Loss) income from operations	(11,266)	3,882	(26,219)	(6,017)
Other income:
Gain (loss) from foreign exchange	25	(5)	26	13
Other (expense) income, net	(43)	220	45	283
Other (loss) income, net	(18)	215	71	296
Net (loss) income	$(11,284)	$4,097	$(26,148)	$(5,721)
Net (loss) income per share, basic and diluted	$(0.28)	$0.12	$(0.65)	$(0.19)
Weighted-average shares used to compute net (loss) income per share, basic	40,254,890	33,639,481	40,254,890	29,875,877
Weighted-average shares used to compute net (loss) income per share, diluted	40,254,890	34,384,784	40,254,890	29,875,877
Comprehensive (loss) income:
Net (loss) income	$(11,284)	$4,097	$(26,148)	$(5,721)
Unrealized gain (loss) on available-for-sale securities	75	(40)	(167)	(152)
Comprehensive (loss) income	$(11,209)	$4,057	$(26,315)	$(5,873)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Landos Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,148)	$(5,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	577	93
Accrued interest on marketable securities	—	415
Stock-based compensation expense	1,575	1,335
Net realized gain on sale of marketable securities	—	2
Amortization of premium (discount) on marketable securities	549	245
Non-cash loss on termination of lease	137	—
Gain on sale of equipment	(23)	—
Gain from foreign exchange	—	13
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,007)	(1,260)
Accounts payable	(8,255)	2,067
Other liabilities	(1,904)	(349)
Net cash used in operating activities	(34,499)	(3,160)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7)	(213)
Proceeds from sale of property and equipment	35	—
Purchase of available-for-sale marketable securities	(3,672)	(85,409)
Proceeds from sales and maturities of marketable securities	49,021	14,289
Net cash provided by (used in) investing activities	45,377	(71,333)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of issuance costs	—	90,506
Proceeds from exercise of stock options	—	258
Net cash provided by financing activities	—	90,764
Net change in cash and cash equivalents	10,878	16,271
Cash and cash equivalents at beginning of period	8,305	2,416
Effect of exchange rates on cash	58	—
Cash and cash equivalents at end of period	$19,241	$18,687

Supplemental non-cash disclosure: NONCASH INVESTING AND FINANCING ACTIVITY:
Non-cash gain on sale of fixed assets	$14	$—
Reclassification of par to additional paid-in-capital	$—	$2
Conversion of Series A and B convertible preferred stock to common stock	$—	$72,925
Operating right-of-use asset obtained in exchange for operating lease liability	$824	$—
Derecognition of operating right-of-use asset and operating lease liability upon termination of lease	$714	$—
Unrealized (loss) gain on available-for-sale marketable securities	$(167)	$152

The accompanying notes are an integral part of these condensed consolidated financial statements.

Landos Biopharma, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock
	Shares	Amounts	Shares	Amounts	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	—	$—	40,254,890	$403	$170,241	$(225)	$(94,151)	$76,268
Stock-based compensation expense	—	—	—	—	941	—	—	941
Unrealized loss on available-for-sale securities	—	—	—	—	—	(242)	—	(242)
Net loss	—	—	—	—	—	—	(14,864)	(14,864)
Balance at March 31, 2022	—	$-	40,254,890	$403	$171,182	$(467)	$(109,015)	$62,103
Stock compensation expense	—	—	—	—	634	—	—	634
Unrealized gain on available-for-sale securities	—	—	—	—	—	75	—	75
Net income	—	—	—	—	—	—	(11,284)	(11,284)
Balance at June 30, 2022	—	$-	40,254,890	$403	$171,816	$(392)	$(120,299)	$51,528

	Convertible Preferred Stock		Common Stock
	Shares	Amounts	Shares	Amounts	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	11,260,608	$73,037	12,767,909	$71	$1,633	$10	$(55,729)	$(54,015)
Conversion of preferred stock to common stock upon closing of the initial public offering	(11,260,608)	(73,037)	20,549,478	262	72,775	—	—	73,037
Issuance of common stock, net of issuance costs	—	—	6,250,000	63	90,443	—	—	90,506
Stock-based compensation expense	—	—	—	—	1,023	—	—	1,023
Exercise of stock options	—	—	299,282	3	555	—	—	558
Unrealized loss on available-for-sale securities	—	—	—	—	—	(112)	—	(112)
Net loss	—	—	—	—	—	—	(9,818)	(9,818)
Balance at March 31, 2021	—	$-	39,866,669	$399	$166,429	$(102)	$(65,547)	$101,179
Stock compensation expense	—	—	—	—	312	—	—	312
Exercise of stock options	—	—	34,217	—	64	—	—	64
Unrealized loss on available-for-sale securities	—	—	—	—	—	(40)		(40)
Net income	—	—	—	—	—		4,097	4,097
Balance at June 30, 2021	—	$-	39,900,886	$399	$166,805	$(142)	$(61,450)	$105,612

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had cash, cash equivalents and marketable securities of $55.8 million, which it believes will be sufficient to fund its planned operations for at least the next 12 months. Upon completion of its portfolio prioritization review later this year, the Company will provide further details into its operating plans and capital resources.

Since the Company’s inception in 2017, it has funded operations through the issuance of convertible preferred stock and convertible promissory notes, the proceeds from its IPO, and the upfront payment from the license and collaboration agreement (Note 7). As of June 30, 2022, the Company had an accumulated deficit of $120.3 million and expects to incur substantial operating losses for at least the next several years. As such, the Company will need to raise additional capital to initiate and complete its planned clinical trials, to continue and expand its research and development operations that support its planned discovery, development and clinical and regulatory activities, and to adequately prepare for commercialization of its product candidates that may achieve regulatory approval in the future.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Landos Biopharma Australia Pty Ltd. (“Landos Australia”). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts in the Company's consolidated financial statements and the disclosures made in the accompanying notes. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, accrued liabilities, fair value of equity instruments, and uncertain tax positions. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Despite management’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from the Company's estimates.

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 are consistent with, and should be read in conjunction with, those discussed in Note 1 of the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Available-for-sale securities are carried at fair value with their unrealized gains and losses included in accumulated other comprehensive loss within stockholders’ equity, until such gains and losses are realized in other income (expense), net, within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) or until an unrealized loss is considered other-than-temporary. Realized gains and losses are determined using the specific identification method.

The Company evaluates its investments with unrealized losses for other-than-temporary impairment. When assessing investments for other-than-temporary impairments in value, the Company considers such factors as, among other things, how significant the impairment in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions. If the Company determines from this analysis that it does not expect to receive cash flows sufficient to recover the entire amortized cost of the security, a credit loss exists, the impairment is considered other-than-temporary and is recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Net (Loss) Income per Share

Basic net (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of shares of common stock together with the number of additional shares of common stock that would have been outstanding if all potentially dilutive shares of common stock had been issued. The following table sets forth the computation of basic and diluted net (loss) income per share during the periods presented (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net (Loss) Income	$(11,284)	$4,097	$(26,148)	$(5,721)
Denominator:
Weighted-average shares of common stock issued and outstanding	40,254,890	33,867,593	40,254,890	30,121,003
Less: weighted-average unvested common stock subject to repurchase	—	(228,112)	—	(245,126)
Weighted-average common stock outstanding used to calculate net (loss) income per common share, basic	40,254,890	33,639,481	40,254,890	29,875,877
Weighted-average effect of potentially dilutive securities:
Stock options to purchase common stock	—	537,832	—	—
Common stock subject to repurchase	—	207,471	—	—
Weighted-average common shares outstanding used to calculate net (loss) income per common share, diluted	40,254,890	34,384,784	40,254,890	29,875,877
Net (loss) income per common stock, basic and diluted	$(0.28)	$0.12	$(0.65)	$(0.19)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net (loss) income per common share for the periods presented, because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options to purchase common stock	3,654,179	491,650	3,654,179	1,407,369
Common stock subject to repurchase	—	—	—	216,707
Total	3,654,179	491,650	3,654,179	1,624,076

Comprehensive Loss

The Company’s comprehensive loss is currently comprised of changes in unrealized gain (losses) on available-for-sale securities.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

Emerging Growth Company Status

The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2022 (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Aggregate fair value
Assets:
U.S. government treasury securities	4,499	—	—	4,499
Fixed income securities	—	20,861	—	20,861
Asset backed securities	—	15,649	—	15,649
Total assets	$4,499	$36,510	$—	$41,009

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2021 (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$3,180	$—	$—	$3,180
Fixed income securities	—	54,224	—	54,224
Asset backed securities	—	28,351	—	28,351
Total assets	$3,180	$82,575	$—	$85,755

The contractual maturities of available-for-sale securities as of June 30, 2022 are as follows (in thousands):

Within one year	$20,707
Within one to five years	15,803
Total contractual maturities	$36,510

The Company’s financial instruments consist of Level 1 and Level 2 assets. The Company values its Level 1 assets based on quoted prices in active markets for identical instruments. Level 1 assets consist primarily of highly liquid money market funds and U.S. government treasury securities that are included in cash equivalents. The Company values its Level 2 assets consisting of certificates of deposits, fixed income securities, and asset backed securities with the help of a third-party pricing service using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses such pricing data as the primary input, to which no material adjustments have been made during the periods presented, to make its determination and assessments as to the ultimate valuation of these assets. The fair values of these instruments approximate amortized cost.

There were no transfers into or out of Level 3 securities during the six months ended June 30, 2022.

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2022	2021
Laboratory equipment	$744	$837
Furniture and fixtures	297	307
Construction in process	—	104
Total property and equipment	1,041	1,248
Less: accumulated depreciation	(1,041)	(541)
Total property and equipment, net	$—	$707

Depreciation expense for property and equipment was $224,000 and $50,000 for the three months ended June 30, 2022 and 2021, respectively, and $577,000 and $93,000 for the six months ended June 30, 2022 and 2021, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2022	2021
Accrued research and development	$729	$1,575
Accrued general and administrative	353	996
Accrued payroll and employee benefits	717	1,132
Total accrued liabilities	$1,799	$3,703

5. Stockholders’ Equity

Convertible Preferred Stock

In connection with the completion of the Company’s IPO in February 2021, all outstanding shares of the Company’s convertible preferred stock automatically converted into 20,549,478 shares of common stock.

Stock-Based Compensation

2019 Equity Incentive Plan

In December 2019, the board of directors of the Company (the “Board”) adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the grant of share-based awards, including stock options and restricted stock units, to employees, directors, and non-employee service providers of the Company. The number of shares of common stock reserved for issuance under the 2019 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2020 and continuing through January 1, 2029, in an amount equal to the least of (i) 5% of the total number of shares of the Company’s capital stock issued and outstanding on the last day of the calendar month before the date of each automatic increase; (ii) 1,000,000 shares; or (iii) a lesser number of shares determined by the Company’s board of directors. Subject to this provision, the Company added 1,824,900 shares available for grant to the 2019 Plan effective January 1, 2022. As of June 30, 2022, there were approximately 6,575,706 shares available for future grants.

2021 Employee Stock Purchase Plan

In January 2021, the Board adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The purpose of the 2021 ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum efforts toward the Company’s success. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code for U.S. employees. The number of shares of common stock reserved for issuance under the 2021 ESPP automatically increases on January 1 of each calendar year, starting on January 1, 2022 and continuing through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s capital stock issued and outstanding on the last day of the calendar month before the date of each automatic increase; or (ii) a lesser number of shares determined by the Board. Subject to this provision, the Company added 402,548 shares available for grant to the 2021 ESPP effective January 1, 2022. As of June 30, 2022, there were approximately 791,251 shares available for future grants under the 2021 ESPP. As of June 30, 2022, no shares of common stock had been purchased under the 2021 ESPP.

2022 Inducement Plan

In March 2022, the Board adopted the 2022 Inducement Plan. The 2022 Inducement Plan is a non-stockholder approved stock plan under which the Company may grant equity awards to induce highly-qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with a proprietary interest in the Company. The Company intends that the 2022 Inducement Plan be reserved for persons to whom the Company may issue securities without stockholder approval as an inducement pursuant to Nasdaq Marketplace Rule 5635(c)(4). The number of shares of common stock reserved for issuance under the 2022 Inducement Plan was initially determined to be 1,000,000 shares. As of June 30, 2022, there were 1,000,000 shares available for future grants under the 2022 Inducement Plan.

Stock Option Awards

The total intrinsic value of stock options exercised was $1.5 million for the six months ended June 30, 2021.

The weighted average fair value per share of options to purchase common stock granted was $0.91 and $7.33 for the six months ended June 30, 2022 and 2021, respectively.

The following table summarizes stock-based compensation expense for employees, which was included in the condensed consolidated statements of operations and comprehensive (loss) income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$120	$211	$550	$989
General and administrative	514	101	1,025	346
Total stock-based compensation expense	$634	$312	$1,575	$1,335

At June 30, 2022, the total compensation cost related to unvested stock-based awards granted under the 2019 Plan but not yet recognized was approximately $2.1 million, which is expected to be recognized over a weighted-average period of approximately 3.6 years.

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

The Company enters into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore the Company believes that its non-cancelable obligations under these agreements are not material.

Leases

The Company adopted ASC 842 on January 1, 2022 and accordingly, recognized operating lease right-of-use ("ROU") assets and operating lease liabilities based on the present value of the future minimum lease payments over the lease terms at the adoption date, using the Company’s assumed incremental borrowing rate of 8%. The Company amortized the operating lease ROU assets and operating lease liabilities over the applicable lease term.

The Company leased office space for its corporate headquarters located in Blacksburg, Virginia, under a non-cancelable operating lease, which expired in May 2022. In August 2021, the Company entered into a three-year lease for an additional facility in Blacksburg, Virginia that was terminated in March 2022.

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

Rent expense was $27,000 and $57,000 for the three months ended June 30, 2022 and 2021, respectively, and $95,000 and $113,000 for the six months ended June 30, 2022 and 2021, respectively.

7. License Agreement

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

The Company concluded that LianBio meets the definition of a customer because the Company is delivering intellectual property and other services in which the parties are not jointly sharing the risks and rewards. Therefore, the Company concluded that the promises summarized above represent transactions with a customer within the scope of ASC 606. Given that LianBio is not obligated to purchase any minimum amount or quantities of Products, the supply of Products for clinical and commercial purposes was determined to be an option for LianBio, rather than a performance obligation of the Company at contract inception and will be accounted for if and when exercised. The Company also determined that LianBio’s option to purchase Products does not create a material right as the expected pricing is not at a discount. At contract inception and through June 30, 2022, the Company determined that the contract contains a single performance obligation to deliver the License, which represents functional intellectually property given the functionality of the License is not expected to change substantially as a result of the Company’s ongoing activities.

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

Company Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of oral therapeutics for patients with autoimmune diseases. We believe we were the first to identify and target LANCL2, NLRX1 and PLXDC2, which are immunometabolic pathways or targets. We believe that these novel pathways are at the interface of immunity and metabolism. Based on our understanding of the role that cellular metabolic pathways have on modulating inflammatory responses, we aim to inhibit these inflammatory responses by changing the metabolic processes in target cells. We have identified seven novel immunometabolic pathways or targets based on predictions of immunometabolic function using a proprietary advanced artificial intelligence-based integrated computational and experimental precision medicine platform. Our near-term focus is on our clinical-stage programs including omilancor for the treatment of ulcerative colitis, or UC, NX-13 for the treatment of UC, and LABP-104 for the potential treatment of systemic lupus erythematosus, or SLE, and rheumatoid arthritis, or RA. We believe the therapeutics we discover and develop, if approved, could have a significant positive impact on the quality of life of patients suffering from autoimmune diseases.

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

NX-13 is a novel, gut-restricted oral therapeutic that targets NOD-like receptor X1, or NLRX1, a mitochondria-associated receptor that has been associated with the modulation of inflammatory cytokines for UC. NX-13 is designed to target NLRX1 and induce anti-inflammatory effects in CD4+ T cells and other immune cells in the gastrointestinal tract. We are developing NX-13 as a once-daily oral treatment for UC. In August 2022, we announced positive top-line results for the Phase 1b trial of NX-13 in moderate UC patients. The data from this trial showed that NX-13 was well tolerated following evaluation of multiple doses over four weeks compared with a placebo. While the study was shorter in duration than standard induction trials and not powered for efficacy, there was an indication of signals of clinical improvement as soon as two weeks in patients’ symptoms and four weeks by endoscopy in exploratory endpoints. We expect to announce the timing for the initiation of a Phase 2 trial of NX-13 in moderate-to-severe UC patients later this year.

LABP-104 is a novel, systemically bioavailable, oral therapeutic that targets LANCL2. We are developing LABP-104 as a once-daily oral treatment for SLE and/or RA. The pathogenesis of SLE is connected to defective apoptosis leading to stimulation of B cells by dendritic cells and CD4+ T cells to produce auto-antibodies. These antibodies activate the complement system and deposit in organs, leading to inflammation and tissue damage. We believe the activation of LANCL2 can intercept these events upstream through skewing of CD4+ T cells to regulatory phenotypes and maintenance of the metabolic requirements for autophagy. We conducted a Phase 1a trial of LABP-104 in healthy volunteers and expect topline results to be reported later this year. We expect to announce both the timing and the next steps for the development of LABP-104 also later this year.

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

We have a limited operating history. Since inception, our operations have focused on developing our clinical and preclinical product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials and preclinical studies. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the sale of equity securities.

Since our inception in 2017, we have funded operations through the issuance of convertible preferred stock and convertible promissory notes, through proceeds from our initial public offering, or IPO, and through the upfront payment from a license and collaboration agreement with a related party. As of June 30, 2022, we had an accumulated deficit of $120.3 million and we expect to incur substantial operating losses for at least the next several years. As a result, we will need to raise additional capital to initiate and complete our planned clinical trials, to continue and expand our research and development operations that support our planned discovery, development and clinical and regulatory activities, and to adequately prepare for commercialization of our product candidates that may achieve regulatory approval in the future. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $55.8 million, which we believe will be sufficient to fund our planned operations for at least the next 12 months. Upon completion of our portfolio prioritization review later this year, we will provide further details into our operating plans and capital resources. We anticipate that our expenses may increase significantly in connection with our ongoing activities, as we:

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

Components of our Results of Operations

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with our research activities, including our discovery efforts and the development of our product candidates, and include:

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

We expense research and development costs as incurred. We track external development costs by product candidate or development program, but we do not allocate personnel costs or certain other costs to specific development programs or product candidates.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. While we expect our research and development expenses to remain relatively consistent in the near-term as we complete our ongoing clinical trials, and as a result of our strategic review of our clinical programs, we expect that our research and development expenses will increase in the long-term and will comprise a larger percentage of our total expenses as we initiate new clinical trials, hire additional research and development staff, continue to discover and develop additional product candidates and prepare regulatory filings for any product candidates that successfully complete clinical trials.

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

Our expenditures are subject to additional uncertainties, and we may never succeed in achieving regulatory approval for our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay, or modify clinical trials of our product candidates. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration, FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to patient enrollment or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel in our executive, finance, business development and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters, professional fees for accounting, auditing, tax and consulting services, insurance costs, travel expenses and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

We expect that our general and administrative expenses will remain relatively consistent for the foreseeable future; however, in the long term we expect that they will increase as we increase our personnel headcount to support our expanded infrastructure, including the development of a commercialization infrastructure for any product candidates for which we may obtain regulatory approval. Our expenditures are subject to uncertainties, including the terms and timing of regulatory approvals, and the expense of filing, prosecuting, defending and enforcing any patent claims or other intellectual property rights.

Other Income, net

Other income, net, primarily consists of interest income received from available-for-sale marketable securities.

Results of Operations

Comparison of the three and six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:	$—	$18,000	$—	$18,000
Operating expenses
Research and development	$6,604	$11,522	17,404	18,776
General and administrative	4,662	2,596	8,815	5,241
Total operating expenses	11,266	14,118	26,219	24,017
(Loss) income from operations	(11,266)	3,882	(26,219)	(6,017)
Other income:
Gain (loss) from foreign exchange	25	(5)	26	13
Other (expense) income, net	(43)	220	45	283
Other (expense) income, net	(18)	215	71	296
Net (loss) income	$(11,284)	$4,097	$(26,148)	$(5,721)

Research and Development Expenses

Research and development expenses were $6.6 million for the three months ended June 30, 2022 compared to $11.5 million for the three months ended June 30, 2021. The decrease of $4.9 million was primarily attributed to a decrease in CRO and clinical data management costs due to the strategic review of our clinical programs that resulted in the termination of further enrollment in two clinical trials of omilancor for the treatment of Crohn's Disease (CD). This was partially offset by an increase in consulting and temporary labor costs for the three months ended June 30, 2022. Research and development expenses were $17.4 million for the six months ended June 30, 2022 compared to $18.8 million for the six months ended June 30, 2021. The decrease of $1.4 million was primarily attributed to a decrease in manufacturing costs and a decrease in clinical activities related to our omilancor program due to the termination of further enrollment in two clinical trials of omilancor for the treatment of CD, partially offset by an increase in clinical activities related to our NX-13 and LABP-104 programs.

The following table summarizes our research and development expenses by product candidate for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
External costs by clinical program:
Omilancor	$997	$7,199	$6,248	$10,564
NX-13	2,466	2,356	4,347	3,424
LABP-104	517	282	1,290	867
Total external costs by clinical program:	3,980	9,837	11,885	14,855
Compensation	1,001	1,050	2,537	2,683
Other	1,623	635	2,982	1,238
Total research and development expenses	$6,604	$11,522	$17,404	$18,776

General and Administrative Expenses

General and administrative expenses were $4.7 million for the three months ended June 30, 2022 compared to $2.6 million for the three months ended June 30, 2021. The increase of $2.1 million was primarily attributable to increases in employee-related expenses, including stock-based compensation, as well as an increase in recruiting and legal fees. General and administrative expenses were $8.8 million for the six months ended June 30, 2022 compared to $5.2 million for the six months ended June 30, 2021. The increase of $3.6 million was primarily attributable to increases in legal costs, employee-related expenses, including stock-based compensation, recruiting fees, and a one-time charge incurred in connection with a lease termination.

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

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the issuance of convertible preferred stock and convertible promissory notes, proceeds from our IPO, and the upfront payment from the LianBio Agreement. On February 3, 2021, we completed our IPO in which we issued and sold 6,250,000 shares of our common stock and received net proceeds of $90.5 million, after deducting underwriters’ discounts and commissions and expenses payable by us. As of June 30, 2022, we had $55.8 million in cash, cash equivalents and marketable securities and an accumulated deficit of $120.3 million.

The following table summarizes our sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(34,499)	$(3,160)
Net cash provided (used in) by investing activities	45,377	(71,333)
Net cash provided by financing activities	—	90,764
Net increase in cash and cash equivalents	$10,878	$16,271

Operating Activities

During the six months ended June 30, 2022, we used cash in operating activities of $34.5 million, reflecting a net loss of $26.1 million, partially offset by non-cash charges of $2.8 million and a net change of $11.2 million in our operating assets and liabilities. The non-cash charges consist primarily of $1.6 million of stock-based compensation expense, $0.6 million of depreciation expense and $0.5 million related to the amortization of the premium on investments. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable and other liabilities and an increase in prepaid expenses and other current assets.

During the six months ended June 30, 2021, we used cash in operating activities of $3.2 million, reflecting a net loss of $5.7 million, partially offset by non-cash charges of $2.1 million and a net change of $0.5 million in our operating assets and liabilities. The non-cash charges consist primarily of $1.3 million of stock-based compensation expense and $0.4 million related to accrued interest on investments. The net change in our operating assets and liabilities was primarily due to a decreases in accounts payable and accrued liabilities and an increase in prepaid expenses and other current assets.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2022 was $45.4 million, consisting of proceeds from sales and maturities of marketable securities, partially offset by purchases of available-for-sale marketable securities. Net cash used in investing activities for the six months ended June 30, 2021 was $71.3 million, consisting primarily of purchases of marketable securities and property and equipment, partially offset by proceeds from sales and maturities of marketable securities.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2021 of $90.8 million was primarily related to net proceeds received from our IPO.

Funding Requirements

To date, we have not generated any revenues from the commercial sale of approved drug products, and we do not expect to generate substantial revenue for at least the next few years. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be compromised. We do not know when, or if, we will generate any revenue from our product candidates, and we do not expect to generate significant revenue unless and until we obtain regulatory approval of, and commercialize, our product candidates. Further, we do not know when, or if, we will generate any revenue under the LianBio Agreement as future payments are conditioned upon the achievement of development and commercialization milestones that are uncertain as of this date. Although we expect our expenses to remain relatively consistent in the near-term, we expect our expenses to increase in the long-term in connection with our ongoing activities, particularly as we continue the research and development of, initiate additional clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain approval for any of our product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our planned operations for at least the next 12 months. Upon completion of our portfolio prioritization review later this year, we will provide further details into our operating plans and capital resources. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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
•
the incremental clinical and manufacturing costs that we may incur in relation to the timing and next steps for omilancor, NX-13 and LABP-104 that we plan to announce later this year;
•
the costs related to facilities and operations;
•
the costs and results of discovery work;
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

Our significant accounting policies are described in Note 1 to the condensed consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The accounting policies and estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There were no material changes to our critical accounting policies during the six months ended June 30, 2022.

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

Our management, with the participation of our Chief Executive Officer (our principal executive officer and principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer has concluded that as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we fail to comply or regain compliance with the continued listing standards of the Nasdaq Global Market, we may be delisted and the price of our common stock, our ability to access the capital markets and our financial condition could be negatively impacted.

Our common stock is currently listed on Nasdaq under the symbol “LABP.” To maintain the listing of our common stock on the Nasdaq Global Market, we are required to meet certain listing requirements, including, among others, maintaining a minimum closing bid price of $1.00 per share. In June 2022, the decline in the market price of our common stock resulted in a notice that we are not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Global Market. If we are not able to regain compliance within the compliance period offered by Nasdaq, we could be delisted, which would have a further material adverse effect on market prices of our common stock and stockholder liquidity. We intend to actively monitor the bid price of our common stock and will consider available options to regain compliance with the listing requirement; however, there can be no assurance that we will be able to regain compliance with the listing requirement or will otherwise be in compliance with other Nasdaq listing criteria. If the Nasdaq Global Market delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:

•
limited availability of market quotations for our securities;
•
a determination that the common stock is a “penny stock” which will require brokers trading in the common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of common stock;
•
a limited amount of analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

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

10.1*+	Separation and Release of Claims Agreement by and between the Company and Jyoti Chauhan, dated May 4, 2022.
10.2*+	Employment Agreement by and between the Company and Gregory Oakes, effective as of June 20, 2022.
31.1*

Certification of Principal Executive and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document. – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Landos Biopharma, Inc.

Date: August 11, 2022	By:	/s/ Gregory Oakes
Gregory Oakes
President and Chief Executive Officer
(Principal Executive and Financial Officer)