Form 10-Q
period 2022-09-30
Landos Biopharma, Inc.
filed 2022-11-10
CIK 1785345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had 40,254,890 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

Landos Biopharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,880	$8,305
Marketable securities, available-for-sale	19,111	82,575
Prepaid expenses and other current assets	1,497	1,266
Total current assets	49,488	92,146
Property and equipment, net	—	707
Other assets	—	26
Total assets	$49,488	$92,879

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,204	$12,908
Accrued liabilities	2,271	3,703
Total current liabilities	5,475	16,611
Total liabilities	5,475	16,611
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized, 40,254,890 shares issued and outstanding as of September 30, 2022 and December 31, 2021	403	403
Additional paid-in capital	172,016	170,241
Accumulated other comprehensive loss	(211)	(225)
Accumulated deficit	(128,195)	(94,151)
Total stockholders’ equity	44,013	76,268
Total liabilities and stockholders’ equity	$49,488	$92,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

Landos Biopharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue - license fee:	$—	$—	$—	$18,000
Operating expenses:
Research and development	4,862	9,344	22,266	28,120
General and administrative	2,967	3,059	11,782	8,300
Total operating expenses	7,829	12,403	34,048	36,420
Loss from operations	(7,829)	(12,403)	(34,048)	(18,420)
Other income:
(Loss) gain from foreign exchange	—	(10)	26	3
Other (expense) income, net	(67)	(191)	(22)	92
Other (loss) income, net	(67)	(201)	4	95
Net loss	$(7,896)	$(12,604)	$(34,044)	$(18,325)
Net loss per share, basic and diluted	$(0.20)	$(0.32)	$(0.85)	$(0.50)
Weighted-average shares used to compute net loss per share, basic and diluted	40,254,890	39,962,069	40,254,890	36,662,627
Comprehensive loss:
Net loss	$(7,896)	$(12,604)	$(34,044)	$(18,325)
Unrealized gain on available-for-sale securities	181	273	14	121
Comprehensive loss	$(7,715)	$(12,331)	$(34,030)	$(18,204)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Landos Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,044)	$(18,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	577	141
Stock-based compensation expense	1,775	1,690
Net realized loss on sale of marketable securities	—	(121)
Amortization of premium on marketable securities	1,055	1,210
Non-cash loss on termination of lease	137	—
Gain on sale of equipment	(147)	—
Gain from foreign exchange	—	3
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(231)	106
Accounts payable	(9,762)	1,505
Other liabilities	(1,432)	(1,213)
Net cash used in operating activities	(42,072)	(15,004)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7)	(477)
Proceeds from sale of property and equipment	173	—
Purchase of available-for-sale marketable securities	(3,671)	(165,914)
Proceeds from sales and maturities of marketable securities	66,094	105,889
Net cash provided by (used in) investing activities	62,589	(60,502)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of issuance costs	—	90,506
Proceeds from exercise of stock options	—	477
Net cash provided by financing activities	—	90,983
Net change in cash and cash equivalents	20,517	15,477
Cash and cash equivalents at beginning of period	8,305	2,416
Effect of exchange rates on cash	58	—
Cash and cash equivalents at end of period	$28,880	$17,893

Supplemental non-cash disclosure: NONCASH INVESTING AND FINANCING ACTIVITY:
Non-cash gain on sale of fixed assets	$14	$—
Reclassification of par to additional paid-in-capital	$—	$2
Conversion of Series A and B convertible preferred stock to common stock	$—	$72,925
Operating right-of-use asset obtained in exchange for operating lease liability	$824	$—
Derecognition of operating right-of-use asset and operating lease liability upon termination of lease	$714	$—
Unrealized (loss) gain on available-for-sale marketable securities	$(14)	$121

The accompanying notes are an integral part of these condensed consolidated financial statements.

Landos Biopharma, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock
	Shares	Amounts	Shares	Amounts	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	—	$—	40,254,890	$403	$170,241	$(225)	$(94,151)	$76,268
Stock-based compensation expense	—	—	—	—	941	—	—	941
Unrealized loss on available-for-sale securities	—	—	—	—	—	(242)	—	(242)
Net loss	—	—	—	—	—	—	(14,864)	(14,864)
Balance at March 31, 2022	—	$-	40,254,890	$403	$171,182	$(467)	$(109,015)	$62,103
Stock compensation expense	—	—	—	—	634	—	—	634
Unrealized gain on available-for-sale securities	—	—	—	—	—	75	—	75
Net loss	—	—	—	—	—	—	(11,284)	(11,284)
Balance at June 30, 2022	—	$-	40,254,890	$403	$171,816	$(392)	$(120,299)	$51,528
Stock compensation expense	—	—	—	—	200	—	—	200
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	181	—	181
Net loss	—	—	—	—	—	—	(7,896)	(7,896)
Balance at September 30, 2022	—	$—	40,254,890	$403	$172,016	$(211)	$(128,195)	$44,013

	Convertible Preferred Stock		Common Stock
	Shares	Amounts	Shares	Amounts	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	11,260,608	$73,037	12,767,909	$71	$1,633	$10	$(55,729)	$(54,015)
Conversion of preferred stock to common stock upon closing of the initial public offering	(11,260,608)	(73,037)	20,549,478	262	72,775	—	—	73,037
Issuance of common stock, net of issuance costs	—	—	6,250,000	63	90,443	—	—	90,506
Stock-based compensation expense	—	—	—	—	1,023	—	—	1,023
Exercise of stock options	—	—	299,282	3	555	—	—	558
Unrealized loss on available-for-sale securities	—	—	—	—	—	(112)	—	(112)
Net loss	—	—	—	—	—	—	(9,818)	(9,818)
Balance at March 31, 2021	—	$-	39,866,669	$399	$166,429	$(102)	$(65,547)	$101,179
Stock compensation expense	—	—	—	—	312	—	—	312
Exercise of stock options	—	—	34,217	—	64	—	—	64
Unrealized loss on available-for-sale securities	—	—	—	—	—	(40)		(40)
Net income	—	—	—	—	—		4,097	4,097
Balance at June 30, 2021	—	$-	39,900,886	$399	$166,805	$(142)	$(61,450)	$105,612
Stock compensation expense	—	—	—	—	355	—	—	355
Exercise of stock options	—	—	152,271	2	280	—	—	282
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	273	—	273
Net loss	—	—	—	—	—		(12,604)	(12,604)
Balance at September 30, 2021	—	$—	40,053,157	$401	$167,440	$131	$(74,054)	$93,918

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

Liquidity and Capital Resources

As of September 30, 2022, the Company had cash, cash equivalents and marketable securities of $48.0 million, which it believes will be sufficient to fund its planned operations for at least the next 12 months. Upon completion of its portfolio prioritization review later this year, the Company will provide further details into its operating plans and capital resources.

Since the Company’s inception in 2017, it has funded operations through the issuance of convertible preferred stock and convertible promissory notes, the proceeds from its IPO, and the upfront payment from the license and collaboration agreement (Note 7). As of September 30, 2022, the Company had an accumulated deficit of $128.2 million and expects to incur substantial operating losses for at least the next several years. As such, the Company will need to raise additional capital to initiate and complete its planned clinical trials, to continue and expand its research and development operations that support its planned discovery, development and clinical and regulatory activities, and to adequately prepare for commercialization of its product candidates that may achieve regulatory approval in the future.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Landos Biopharma Australia Pty Ltd. (“Landos Australia”). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

Reclassification of Prior Year Presentation

Certain reclassifications have been made to the prior year presentation to conform to the 2022 presentation.

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 are consistent with, and should be read in conjunction with, those discussed in Note 1 of the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock together with the number of additional shares of common stock that would have been outstanding if all potentially dilutive shares of common stock had been issued. The following table sets forth the computation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net Loss	$(7,896)	$(12,604)	$(34,044)	$(18,325)
Denominator:
Weighted-average shares of common stock issued and outstanding	40,254,890	40,156,089	40,254,890	36,890,531
Less: weighted-average unvested common stock subject to repurchase	—	(194,020)	—	(227,904)
Weighted-average common stock outstanding used to calculate net loss per common share, basic and diluted	40,254,890	39,962,069	40,254,890	36,662,627
Net loss per common stock, basic and diluted	$(0.20)	$(0.32)	$(0.85)	$(0.50)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the periods presented, because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options to purchase common stock	3,404,736	1,291,098	3,404,736	1,291,098
Common stock subject to repurchase	—	194,020	—	227,904
Total	3,404,736	1,485,118	3,404,736	1,519,002

Comprehensive Loss

The Company’s comprehensive loss is currently comprised of changes in unrealized gain on available-for-sale securities.

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

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2022 (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Aggregate fair value
Assets:
U.S. government treasury securities	11,986	—	—	11,986
Fixed income securities	—	13,763	—	13,763
Asset backed securities	—	5,348	—	5,348
Total assets	$11,986	$19,111	$—	$31,097

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2021 (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$3,180	$—	$—	$3,180
Fixed income securities	—	54,224	—	54,224
Asset backed securities	—	28,351	—	28,351
Total assets	$3,180	$82,575	$—	$85,755

The contractual maturities of available-for-sale securities as of September 30, 2022 are as follows (in thousands):

Within one year	$14,033
Within one to five years	5,078
Total contractual maturities	$19,111

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

There were no transfers into or out of Level 3 securities during the nine months ended September 30, 2022.

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2022	2021
Laboratory equipment	$561	$837
Furniture and fixtures	14	307
Construction in process	—	104
Total property and equipment	575	1,248
Less: accumulated depreciation	(575)	(541)
Total property and equipment, net	$—	$707

Depreciation expense for property and equipment was $0 and $48,000 for the three months ended September 30, 2022 and 2021, respectively, and $0.6 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2022	2021
Accrued research and development	$1,314	$1,575
Accrued general and administrative	230	996
Accrued payroll and employee benefits	727	1,132
Total accrued liabilities	$2,271	$3,703

5. Stock-Based Compensation

2019 Equity Incentive Plan

In December 2019, the board of directors of the Company (the “Board”) adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the grant of share-based awards, including stock options and restricted stock units, to employees, directors, and non-employee service providers of the Company. The number of shares of common stock reserved for issuance under the 2019 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2020 and continuing through January 1, 2029, in an amount equal to the least of (i) 5% of the total number of shares of the Company’s capital stock issued and outstanding on the last day of the calendar month before the date of each automatic increase; (ii) 1,000,000 shares; or (iii) a lesser number of shares determined by the Company’s board of directors. Subject to this provision, the Company added 1,824,900 shares available for grant to the 2019 Plan effective January 1, 2022. As of September 30, 2022, there were approximately 6,825,149 shares available for future grants.

2021 Employee Stock Purchase Plan

In January 2021, the Board adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The purpose of the 2021 ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum efforts toward the Company’s success. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code for U.S. employees. The number of shares of common stock reserved for issuance under the 2021 ESPP automatically increases on January 1 of each calendar year, starting on January 1, 2022 and continuing through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s capital stock issued and outstanding on the last day of the calendar month before the date of each automatic increase; or (ii) a lesser number of shares determined by the Board. Subject to this provision, the Company added 402,548 shares available for grant to the 2021 ESPP effective January 1, 2022. As of September 30, 2022, there were approximately 791,251 shares available for future grants under the 2021 ESPP. As of September 30, 2022, no shares of common stock had been purchased under the 2021 ESPP.

2022 Inducement Plan

In March 2022, the Board adopted the 2022 Inducement Plan. The 2022 Inducement Plan is a non-stockholder approved stock plan under which the Company may grant equity awards to induce highly-qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with a proprietary interest in the Company. The Company intends that the 2022 Inducement Plan be reserved for persons to whom the Company may issue securities without stockholder approval as an inducement pursuant to Nasdaq Marketplace Rule 5635(c)(4). The number of shares of common stock reserved for issuance under the 2022 Inducement Plan was initially determined to be 1,000,000 shares. As of September 30, 2022, there were 1,000,000 shares available for future grants under the 2022 Inducement Plan.

Stock Option Awards

The total intrinsic value of stock options exercised was $3.0 million for the nine months ended September 30, 2021.

The weighted average fair value per share of options to purchase common stock granted was $0.90 and $8.59 for the nine months ended September 30, 2022 and 2021, respectively.

The following table summarizes stock-based compensation expense for employees, which was included in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$46	$224	$596	$1,213
General and administrative	154	131	1,179	477
Total stock-based compensation expense	$200	$355	$1,775	$1,690

At September 30, 2022, the total compensation cost related to unvested stock-based awards granted under the 2019 Plan but not yet recognized was approximately $2.2 million, which is expected to be recognized over a weighted-average period of approximately 3.5 years.

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

Rent expense was $0 and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.1 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively.

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

The Company concluded that LianBio meets the definition of a customer because the Company is delivering intellectual property and other services in which the parties are not jointly sharing the risks and rewards. Therefore, the Company concluded that the promises summarized above represent transactions with a customer within the scope of ASC 606. Given that LianBio is not obligated to purchase any minimum amount or quantities of Products, the supply of Products for clinical and commercial purposes was determined to be an option for LianBio, rather than a performance obligation of the Company at contract inception and will be accounted for if and when exercised. The Company also determined that LianBio’s option to purchase Products does not create a material right as the expected pricing is not at a discount. At contract inception and through September 30, 2022, the Company determined that the contract contains a single performance obligation to deliver the License, which represents functional intellectually property given the functionality of the License is not expected to change substantially as a result of the Company’s ongoing activities.

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

Omilancor is a gut-restricted oral therapeutic that is the first product candidate designed to engage the novel target lanthionine synthetase C-like protein 2, or LANCL2, a membrane receptor that has been shown to modulate immunological mechanisms that are associated with autoimmune diseases such as UC. We are developing omilancor as a once-daily oral treatment initially for UC. We are working on a reformulation of omilancor, including dose selection and assessment, and expect to announce both the timing and the next steps in the development of omilancor later this year.

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

Since our inception in 2017, we have funded operations through the issuance of convertible preferred stock and convertible promissory notes, through proceeds from our initial public offering, or IPO, and through the upfront payment from a license and collaboration agreement with a related party. As of September 30, 2022, we had an accumulated deficit of $128.2 million and we expect to incur substantial operating losses for at least the next several years. As a result, we will need to raise additional capital to initiate and complete our planned clinical trials, to continue and expand our research and development operations that support our planned discovery, development and clinical and regulatory activities, and to adequately prepare for commercialization of our product candidates that may achieve regulatory approval in the future. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $48.0 million, which we believe will be sufficient to fund our planned operations for at least the next 12 months. Upon completion of our portfolio prioritization review later this year, we will provide further details into our operating plans and capital resources. We anticipate that our expenses may increase significantly in connection with our ongoing activities, as we:

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

Results of Operations

Comparison of the three and nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue - license fee:	$—	$—	$—	$18,000
Operating expenses:
Research and development	4,862	9,344	22,266	28,120
General and administrative	2,967	3,059	11,782	8,300
Total operating expenses	7,829	12,403	34,048	36,420
Loss from operations	(7,829)	(12,403)	(34,048)	(18,420)
Other income:
(Loss) gain from foreign exchange	—	(10)	26	3
Other (expense) income, net	(67)	(191)	(22)	92
Other (loss) income, net	(67)	(201)	4	95
Net loss	$(7,896)	$(12,604)	$(34,044)	$(18,325)

Research and Development Expenses

Research and development expenses were $4.9 million for the three months ended September 30, 2022 compared to $9.3 million for the three months ended September 30, 2021. The decrease of $4.4 million was primarily attributed to a decrease in CRO and clinical data management costs, as well as a decrease in compensation costs due to the strategic review of our clinical programs that resulted in the termination of further enrollment in two clinical trials of omilancor for the treatment of Crohn's Disease, or CD. Research and development expenses were $22.3 million for the nine months ended September 30, 2022 compared to $28.1 million for the nine months ended September 30, 2021. The decrease of $5.8 million was primarily attributed to a decrease in clinical activities and manufacturing costs related to our omilancor program due to the termination of further enrollment in two clinical trials of omilancor for the treatment of CD, partially offset by an increase in consulting costs and clinical activities related to our NX-13 and LABP-104 programs.

The following table summarizes our research and development expenses by product candidate for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
External costs by clinical program:
Omilancor	$1,118	$4,951	$7,366	$15,515
NX-13	2,124	1,526	6,471	4,950
LABP-104	182	503	1,472	1,370
Total external costs by clinical program:	3,424	6,980	15,309	21,835
Compensation	796	1,446	3,333	4,129
Other	642	918	3,624	2,156
Total research and development expenses	$4,862	$9,344	$22,266	$28,120

General and Administrative Expenses

General and administrative expenses were $3.0 million for the three months ended September 30, 2022 compared to $3.1 million for the three months ended September 30, 2021. The decrease of $0.1 million was primarily attributable to a decrease in consulting costs, partially offset by increases in employee-related expenses, including stock-based compensation, as well as an increase in legal fees. General and administrative expenses were $11.8 million for the nine months ended September 30, 2022 compared to $8.3 million for the nine months ended September 30, 2021. The increase of $3.5 million was primarily attributable to increases in employee-related expenses, including stock-based compensation, legal costs, recruiting fees, and a one-time charge incurred in connection with a lease termination, partially offset by a decrease in consulting costs.

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

In March 2022, we filed a shelf registration statement on Form S-3, or the 2022 Shelf Registration Statement, with the SEC. The 2022 Shelf Registration Statement became effective in August 2022. The 2022 Shelf Registration Statement permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination. As of September 30, 2022, we had $200.0 million of common stock remaining that can be sold under the 2022 Shelf Registration Statement, although this amount will be limited for as long as we are subject to General Instruction I.B.6 of Form S-3, which limits the amount of funds we can raise through primary public offerings of securities in any twelve-month period using a registration statement on Form S-3 to one-third of the aggregate market value of the shares of our common stock held by non-affiliates. Therefore, we will be limited in the amount of proceeds we are able to raise by selling shares of our common stock using Form S-3, including the 2022 Shelf Registration Statement, until such time as our public float held by non-affiliates exceeds $75 million.

As of September 30, 2022, we had $48.0 million in cash, cash equivalents and marketable securities and an accumulated deficit of $128.2 million.

The following table summarizes our sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(42,072)	$(15,004)
Net cash provided by (used in) investing activities	62,589	(60,502)
Net cash provided by financing activities	—	90,983
Net change in cash and cash equivalents	$20,517	$15,477

Operating Activities

During the nine months ended September 30, 2022, we used cash in operating activities of $42.1 million, reflecting a net loss of $34.0 million, partially offset by non-cash charges of $3.4 million and a net change of $11.4 million in our operating assets and liabilities. The non-cash charges consist primarily of $1.8 million of stock-based compensation expense, $1.1 million related to the amortization of the premium on marketable securities and $0.6 million of depreciation expense. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable and other liabilities.

During the nine months ended September 30, 2021, we used cash in operating activities of $15.0 million, reflecting a net loss of $18.3 million, partially offset by non-cash charges of $2.9 million. The non-cash charges consist primarily of $1.7 million of stock-based compensation expense and $1.2 million related to amortization of premium on marketable securities.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2022 was $62.6 million, consisting primarily of proceeds from sales and maturities of marketable securities, partially offset by purchases of available-for-sale marketable securities. Net cash used in investing activities for the nine months ended September 30, 2021 was $60.5 million, consisting primarily of purchases of marketable securities and property and equipment, partially offset by proceeds from sales and maturities of marketable securities.

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

Our significant accounting policies are described in Note 1 to the condensed consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The accounting policies and estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There were no material changes to our critical accounting policies during the nine months ended September 30, 2022.

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

Our management, with the participation of our Chief Executive Officer (our principal executive officer and principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer has concluded that as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Landos Biopharma, Inc.

Date: November 10, 2022	By:	/s/ Gregory Oakes
Gregory Oakes
President and Chief Executive Officer
(Principal Executive and Financial Officer)