Form 10-Q
period 2023-03-31
Landos Biopharma, Inc.
filed 2023-05-12
CIK 1785345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, the registrant had 31,168,449 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

Landos Biopharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,244	$36,640
Marketable securities, available-for-sale	4,762	7,762
Prepaid expenses and other current assets	1,178	851
Total current assets	51,184	45,253
Total assets	$51,184	$45,253

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,298	$3,435
Accrued liabilities	1,862	2,687
Total current liabilities	4,160	6,122
Total liabilities	4,160	6,122
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized, 31,168,449 and 40,254,890 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	312	403
Additional paid-in capital	186,094	172,212
Accumulated other comprehensive loss	79	(57)
Accumulated deficit	(139,461)	(133,427)
Total stockholders’ equity	47,024	39,131
Total liabilities and stockholders’ equity	$51,184	$45,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

Landos Biopharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$3,326	$10,800
General and administrative	3,153	4,153
Total operating expenses	6,479	14,953
Loss from operations	(6,479)	(14,953)
Other income:
(Loss) gain from foreign exchange	(4)	1
Interest and other income, net	449	88
Other income, net	445	89
Net loss	$(6,034)	$(14,864)
Net loss per share, basic and diluted	$(0.09)	$(0.37)
Weighted-average shares used to compute net loss per share, basic and diluted	64,842,336	40,254,890
Comprehensive loss:
Net loss	$(6,034)	$(14,864)
Unrealized gain (loss) on available-for-sale securities	136	(242)
Comprehensive loss	$(5,898)	$(15,106)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Landos Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,034)	$(14,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	353
Stock-based compensation expense	224	941
Amortization of premium on marketable securities	32	312
Non-cash loss on termination of lease	—	137
Gain on sale of equipment	—	(9)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(327)	(2,262)
Accounts payable	(1,265)	(3,084)
Other liabilities	(800)	1,974
Net cash used in operating activities	(8,170)	(16,502)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(7)
Purchase of available-for-sale marketable securities	—	(1,027)
Proceeds from sales and maturities of marketable securities	3,104	20,540
Net cash provided by investing activities	3,104	19,506
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of pre-funded warrants for the purchase of common stock, net of issuance costs	16,666	—
Repurchase and retirement of common stock	(3,000)	—
Net cash provided by financing activities	13,666	—
Net change in cash and cash equivalents	8,600	3,004
Cash and cash equivalents at beginning of period	36,640	8,305
Effect of exchange rates on cash	4	(21)
Cash and cash equivalents at end of period	$45,244	$11,288

Supplemental non-cash disclosure: NONCASH INVESTING AND FINANCING ACTIVITY:
Deferred financing costs in accounts payable	$99	$—
Operating right-of-use asset obtained in exchange for operating lease liability	$—	$824
Derecognition of operating right-of-use asset and operating lease liability upon termination of lease	$—	$714
Unrealized gain (loss) on available-for-sale marketable securities	$136	$(242)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Landos Biopharma, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	40,254,890	$403	$172,212	$(57)	$(133,427)	$39,131
Repurchase and retirement of common stock	(9,086,441)	(91)	(2,909)	—	—	(3,000)
Issuance of pre-funded warrants for the purchase of common stock, net of issuance costs	—	—	16,567	—	—	16,567
Stock-based compensation expense	—	—	224	—	—	224
Unrealized gain on available-for-sale securities	—	—	—	136	—	136
Net loss	—	—	—	—	(6,034)	(6,034)
Balance at March 31, 2023	31,168,449	$312	$186,094	$79	$(139,461)	$47,024

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	40,254,890	$403	$170,241	$(225)	$(94,151)	$76,268
Stock-based compensation expense	—	—	941	—	—	941
Unrealized loss on available-for-sale securities	—	—	—	(242)	—	(242)
Net loss	—	—	—	—	(14,864)	(14,864)
Balance at March 31, 2022	40,254,890	$403	$171,182	$(467)	$(109,015)	$62,103

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

Nasdaq Listing Rule Compliance

In June 2022, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that its listed securities did not maintain the minimum bid price requirement of $1.00 per share of common stock for continued listing on the Nasdaq Global Market. In December 2022, Nasdaq approved the Company's application to transfer to The Nasdaq Capital Market and notified the Company that it has been granted an additional 180-calendar day compliance period to regain compliance with the minimum bid price requirement. As part of the transfer, the Company provided notice to Nasdaq that it intended to cure the bid price deficiency by effecting a reverse stock split, if necessary, prior to the end of the compliance period. The Company intends to actively monitor the bid price of its common stock and will consider available options, including a reverse stock split, to regain compliance with the listing requirements.

Liquidity

As of March 31, 2023, the Company had cash, cash equivalents and marketable securities of $50.0 million, which it believes will be sufficient to fund its planned operations for at least one year from the issuance of these condensed consolidated financial statements. Since the Company’s inception in 2017, it has funded its operations through the issuance of convertible preferred stock and convertible promissory notes, the proceeds from its IPO, the upfront payment from the license and collaboration agreement and the sale of pre-funded warrants in a private placement. As of March 31, 2023, the Company had an accumulated deficit of $139.5 million and expects to incur substantial operating losses for at least the next several years. As such, the Company will need to raise additional capital to initiate and complete its planned clinical trials, to continue and expand its research and development operations that support its planned discovery, development and clinical and regulatory activities and to adequately prepare for commercialization of its product candidates that may achieve regulatory approval in the future.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Landos Biopharma Australia Pty Ltd. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts in the Company's consolidated financial statements and the disclosures made in the accompanying notes. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, accrued liabilities, fair value of equity instruments and uncertain tax positions. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Despite management’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from the Company's estimates.

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements for the three months ended March 31, 2023 are consistent with, and should be read in conjunction with, those discussed in Note 1 of the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less at the date of purchase. The carrying amounts approximate fair value due to the short maturities of these investments. Cash equivalents consist primarily of amounts invested in money market funds and U.S. government treasury securities and are stated at fair value.

Marketable Securities

The Company’s investments in marketable securities are maintained by investment managers and consist of corporate debt securities and asset backed securities with original maturities of over 90 days, all of which are considered available-for-sale debt securities. The Company classifies its available-for-sale securities as short-term marketable securities on the Condensed Consolidated Balance Sheets, even though the stated maturity date may be one year or more beyond the current Condensed Consolidated Balance Sheets date, as the Company views those securities as available for use in current operations, if needed.

Available-for-sale securities are carried at fair value with their unrealized gains and losses included in accumulated other comprehensive loss within stockholders’ equity, until such gains and losses are realized in other income, net, within the Condensed Consolidated Statements of Operations and Comprehensive Loss, except for the changes in allowance for expected credit losses, which are recorded in other income, net, within the Condensed Consolidated Statements of Operations and Comprehensive Loss. Realized gains and losses are determined using the specific identification method.

The Company conducts periodic reviews to identify and evaluate each investment in its portfolio that has an unrealized loss to determine whether a credit loss exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis.

A credit loss is estimated by considering available information relevant to the collectability of the security and information about past events, current conditions and reasonable and supportable forecasts. Any credit loss is recorded as a charge to other income, net, not to exceed the amount of the unrealized loss. Unrealized losses other than the credit loss are recognized in accumulated other comprehensive loss. When determining whether a credit loss exists, the Company considers several factors, including whether the Company has the intent to sell the security or whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If the Company has an intent to sell, or if it is more likely than not that the Company will be required to sell a debt security in an unrealized loss position before recovery of its amortized cost basis, the Company will write down the security to its fair value and record the corresponding charge as a component of other income, net. No declines in value were deemed to be credit losses as of January 1, 2023, the adoption date of Accounting Standards Update (“ASU”) 2016-13—Financial Instruments (Topic 326) Measurement of Credit Losses on Financial Instrument (“ASU 2016-23”), or during the three months ended March 31, 2023.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents and marketable securities. Bank deposits are held by accredited financial institutions, and these deposits are often in excess of insured limits. The Company limits its credit risk associated with cash and cash equivalents by placing them with financial institutions it believes are of high quality. While the Company has not experienced any losses on its deposits of cash or cash equivalents as of March 31, 2023, in March 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. At the time of the closure, the Company held a cash balance with SVB. In March 2023, the Company successfully transferred all funds from this SVB account to one of its other banks not affiliated with SVB without incurring any loss.

The Company’s available-for-sale investments primarily consist of high-grade corporate debt securities and potentially subject the Company to concentrations of credit risk. The Company has adopted investment guidelines that limit the amounts the Company may invest in any one type of investment and requires all investments held by the Company to be highly rated, thereby reducing credit risk exposure.

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

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock together with the number of additional shares of common stock that would have been outstanding if all potentially dilutive shares of common stock had been issued. The Company included the weighted-average of the pre-funded warrants issued in its private placement in the number of outstanding shares for calculating basic and diluted net loss per share because the shares issuable upon exercise of the pre-funded warrants will be issued for little to no consideration. The following table sets forth the computation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net Loss	$(6,034)	$(14,864)
Denominator:
Weighted-average shares of common stock issued and outstanding	37,024,155	40,254,890
Weighted-average pre-funded warrants outstanding	27,818,181	—
Weighted-average shares used to calculate net loss per common share, basic and diluted	64,842,336	40,254,890
Net loss per common stock, basic and diluted	$(0.09)	$(0.37)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the periods presented, because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Stock options to purchase common stock	4,821,236	1,676,389
Restricted stock units	998,070	—
Total	5,819,306	1,676,389

Comprehensive Loss

The Company’s comprehensive loss is currently comprised of changes in unrealized loss on available-for-sale securities.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-23, which requires an allowance for expected credit losses on financial assets be recognized as early as day one of the instrument. This ASU departs from the incurred loss model which means the probability threshold is removed. It considers more forward-looking information and requires the entity to estimate its credit losses as far as it can reasonably estimate. The ASU was effective for fiscal years beginning after December 15, 2019 for public business entities that are U.S. Securities and Exchange Commission (“SEC”) filers, excluding entities eligible to be smaller reporting companies (“SRC”). For all other public business entities, including SRC, the ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company's adoption of ASU 2016-13 as of January 1, 2023 did not have a material impact on the condensed consolidated financial statements and accompanying notes.

3. Fair Value Measurement

Financial assets and liabilities are recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheets. The carrying values of the Company’s financial assets and liabilities, including cash and cash equivalents, prepaids and other current assets, accounts payable and accrued expenses approximate their fair value due to the short-term maturity of these instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. Assets and liabilities recorded at fair value in the condensed consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity with the inputs to the valuation of these assets or liabilities as follows:

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

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2023 (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Aggregate fair value
Assets:
Money market fund	$18,092	—	—	$18,092
U.S. government treasury securities	22,187	—	—	22,187
Fixed income securities	—	4,179	—	4,179
Asset backed securities	—	583	—	583
Total assets	$40,279	$4,762	$—	$45,041

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2022 (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
U.S. government treasury securities	$25,442	$—	$—	$25,442
Fixed income securities	—	6,639	—	6,639
Asset backed securities	—	1,123	—	1,123
Total assets	$25,442	$7,762	$—	$33,204

The contractual maturities of available-for-sale securities as of March 31, 2023 are as follows (in thousands):

Within one year	$4,179
Within one to five years	583
Total contractual maturities	$4,762

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

There were no transfers into or out of Level 3 securities during the three months ended March 31, 2023.

4. Asset Purchase and Redemption Agreement

In February 2023, the Company entered into an Asset Purchase and Redemption Agreement (“Purchase Agreement”), with Dr. Bassaganya-Riera, a related party who is the former chief executive officer of the Company and a greater than 5% owner of the Company's stock at the time of the transaction, Raquel Hontecillas and certain other stockholders (the “Purchasers”), whereby the Purchasers acquired (i) all of the Company's right, title and interest in omilancor, LABP-104 and LABP-111 and any such derivatives and analogs that target LANCL proteins (together the “Acquired Compounds”), (ii) a worldwide, perpetual, irrevocable, fully-paid up, royalty-free, exclusive, sublicensable and transferable license grant under the intellectual property rights retained by the Company and necessary or useful for the development, manufacture and commercialization of the Acquired Compounds, (iii) a royalty agreement providing, among other things, for the payment by the Company to the Purchasers of a royalty of 2% of all net sales by the Company of any products containing certain compounds that the Company retained following the closing under the Purchase Agreement and (iv) $3,000,000 in cash in exchange for (x) 9,086,441 shares of common stock of the Company held by the Purchasers (the “Purchaser Shares”) and (y) a royalty agreement providing, among other things, for the payment by the Purchasers to the Company a royalty of 6% of all net sales by the Purchasers of any products containing any of the Acquired Compounds in consideration for the acquired intellectual property rights.

The impact of this transaction resulted in a $3.0 million reduction of equity for the repurchase and retirement of the Purchaser Shares. There was no value assigned or recorded to the potential royalty consideration to be received or paid as such values were determined to be insignificant.

5. Balance Sheet Components

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2023	2022
Accrued research and development	$1,237	$1,222
Accrued general and administrative	195	271
Accrued payroll and employee benefits	430	1,194
Total accrued liabilities	$1,862	$2,687

6. Equity and Stock-Based Compensation

Securities Purchase Agreement

In January 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with the institutional accredited investors named therein (the “Investors”), pursuant to which the Company issued and sold to the Investors in a private placement (the “Private Placement”) pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 30,909,090 shares (the “Warrant Shares”) of the Company’s common stock. Each Pre-Funded Warrant has an exercise price of $0.01 per Warrant Share. The purchase price per Pre-Funded Warrant was $0.54. The Company received net proceeds of $16.6 million in the Private Placement, after deducting $0.1 million of offering expenses payable by the Company.

The Pre-Funded Warrants issued in the Private Placement provide that the holder of the Pre-Funded Warrants will not have the right to exercise any portion of its Pre-Funded Warrants if such holder, together with its affiliates and any other persons whose beneficial ownership of common stock would be aggregated with the holder for purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, as amended, would beneficially own in excess of 35% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The Warrant Shares will also be subject to certain registration rights under the Company’s Amended and Restated Investors’ Rights Agreement. As of March 31, 2023, none of the Pre-Funded Warrants have been exercised.

Treasury Stock

In February 2023, in connection with entering into the Purchase Agreement with its founder, a related party who is the former chief executive officer of the Company and a greater than 5% owner of the Company's common stock at the time of the transaction, and other stockholders, the Company repurchased 9,086,441 shares of common stock for an aggregate price of $3.0 million. The repurchased common stock was subsequently retired in March 2023. The Company recorded the shares repurchased using the cost method.

2019 Equity Incentive Plan

In December 2019, the board of directors of the Company (the “Board”) adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the grant of share-based awards, including stock options and restricted stock units, to employees, directors and non-employee service providers of the Company. The number of shares of common stock reserved for issuance under the 2019 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2020 and continuing through January 1, 2029, in an amount equal to the least of (i) 5% of the total number of shares of the Company’s capital stock issued and outstanding on the last day of the calendar month before the date of each automatic increase; (ii) 1,000,000 shares; or (iii) a lesser number of shares determined by the Company’s board of directors. Subject to this provision, the Company added 1,824,900 shares available for grant to the 2019 Plan effective January 1, 2023. As of March 31, 2023, there were approximately 6,235,479 shares available for future grants.

2021 Employee Stock Purchase Plan

In January 2021, the Board adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The purpose of the 2021 ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum efforts toward the Company’s success. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code for U.S. employees. The number of shares of common stock reserved for issuance under the 2021 ESPP automatically increases on January 1 of each calendar year, starting on January 1, 2022 and continuing through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s capital stock issued and outstanding on the last day of the calendar month before the date of each automatic increase; or (ii) a lesser number of shares determined by the Board. Subject to this provision, the Company added 402,548 shares available for grant to the 2021 ESPP effective January 1, 2023. As of March 31, 2023, there were approximately 1,193,799 shares available for future grants under the 2021 ESPP. As of March 31, 2023, no shares of common stock had been purchased under the 2021 ESPP.

2022 Inducement Plan

In March 2022, the Board adopted the 2022 Inducement Plan. The 2022 Inducement Plan is a non-stockholder approved stock plan under which the Company may grant equity awards to induce highly-qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with a proprietary interest in the Company. The Company intends that the 2022 Inducement Plan be reserved for persons to whom the Company may issue securities without stockholder approval as an inducement pursuant to Nasdaq Marketplace Rule 5635(c)(4). The number of shares of common stock reserved for issuance under the 2022 Inducement Plan was initially determined to be 1,000,000 shares. As of March 31, 2023, there were 1,000,000 shares available for future grants under the 2022 Inducement Plan.

Stock Option Awards

The weighted average fair value per share of options to purchase common stock granted was $0.39 and $1.47 for the three months ended March 31, 2023 and 2022, respectively.

At March 31, 2023, the total compensation cost related to unvested stock-based awards granted under the 2019 Plan but not yet recognized was approximately $2.2 million, which is expected to be recognized over a weighted-average period of approximately 3.3 years.

Restricted Stock Units

At March 31, 2023, the total compensation cost related to unvested restricted stock units granted under the 2019 Plan but not yet recognized was approximately $0.4 million, which is expected to be recognized over a weighted-average period of approximately 2.9 years.

The following table summarizes stock-based compensation expense, which was included in the Condensed Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$67	$430
General and administrative	157	511
Total stock-based compensation expense	$224	$941

7. Commitments and Contingencies

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

Leases

The Company adopted ASC 842 on January 1, 2022 and accordingly, recognized operating lease right-of-use (“ROU”) assets and operating lease liabilities based on the present value of the future minimum lease payments over the lease terms at the adoption date, using the Company’s assumed incremental borrowing rate of 8%. The Company amortized the operating lease ROU assets and operating lease liabilities over the applicable lease term.

The Company leased office space for its corporate headquarters located in Blacksburg, Virginia, under a non-cancelable operating lease which expired in May 2022. In August 2021, the Company entered into a three-year lease for an additional facility in Blacksburg, Virginia that was terminated in March 2022.

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

Rent expense was $0 and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

Retained Compounds Royalty Agreement

Pursuant to the terms of the Purchase Agreement entered into by the Company and the Purchasers in February 2023, the Company entered into a royalty agreement whereby the Purchasers are eligible to receive a 2% royalty of all net sales by the Company of any products containing certain compounds that the Company retained following the closing under the Purchase Agreement (“Retained Compounds Royalty Agreement”). The Company recognizes such royalty payment obligations when such payments are probable and reasonably estimable. Due to the uncertainty related to the ongoing research and development activities, obtaining regulatory approval and achieving successful commercialization to which net sales could be derived, the Company has not recognized a royalty obligation as of and for the three months ended March 31, 2023.

8. License and Collaboration Agreement

In May 2021, the Company entered into an exclusive license and collaboration agreement (the “LianBio Agreement”) with LianBio Respiratory Limited (“Lian”). Lian is a related party to the Company as a result of an affiliation of a member of the Company’s board of directors at the time the LianBio Agreement was executed. Pursuant to the LianBio Agreement, the Company delivered to Lian an exclusive license and the know-how (the “License”) to develop, manufacture and commercialize omilancor and NX-13 (the “Products”) in the territory comprising the People’s Republic of China (“PRC”), Hong Kong, Macau, Taiwan, Cambodia, Indonesia, Myanmar, Philippines, Singapore, South Korea, Thailand and Vietnam (the “Territory”). Lian will bear (i) all costs and expenses for any development or commercialization of the Products in the Territory and (ii) all costs and fees associated with applying for regulatory approval of the Products in the Territory. The Company received a non-refundable payment of $18.0 million upon execution of the LianBio Agreement. In February 2023, the Company amended the LianBio Agreement to no longer cover omilancor. Subsequent to the amendment, the Company is eligible to receive development milestone payments of up to $40.0 million as well as sales milestone payments of up to $105.0 million relating to the development of NX-13. The Company is also eligible to receive tiered low-double-digit royalties based on future net sales of NX-13 in the Territory, subject to reductions in specified circumstances.

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

The Company concluded that Lian meets the definition of a customer because the Company is delivering intellectual property and other services in which the parties are not jointly sharing the risks and rewards. Therefore, the Company concluded that the promises summarized above represent transactions with a customer within the scope of ASC 606. Given that Lian is not obligated to purchase any minimum amount or quantities of Products, the supply of Products for clinical and commercial purposes was determined to be an option for Lian, rather than a performance obligation of the Company at contract inception and will be accounted for if and when exercised. The Company also determined that Lian’s option to purchase Products does not create a material right as the expected pricing is not at a discount. At contract inception and through March 31, 2023, the Company determined that the contract contains a single performance obligation to deliver the License, which represents functional intellectually property given the functionality of the License is not expected to change substantially as a result of the Company’s ongoing activities.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of December 31, 2022 and 2021 and for each of the two years in the period ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 23, 2023. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “the company,” “we,” “us,” and “our” refer to Landos Biopharma, Inc. together with its subsidiaries.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. You should refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and in “Item 1a. Risk Factors” below for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements.

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

We announced top-line results from our NX-13 Phase 1b trial in UC patients in August 2022. The data showed favorable safety and tolerability profiles across a range of doses, as well as signals of clinical improvement as soon as two weeks in patients’ symptoms and four weeks by endoscopy in exploratory endpoints. We believe that these early signals, as well as the data from long-term toxicology studies, support the potential of NX-13 as a new treatment for UC. We are continuing an in-depth analysis of the clinical, pharmacokinetic, or PK, and pharmacodynamic, or PD, data for NX-13. A preliminary analysis demonstrated promising signals of both target engagement and molecular dose response among the 250mg and 500mg immediate release, or IR, doses. In the second quarter of 2023, we initiated the NEXUS trial, which is a Phase 2 proof-of-concept clinical trial for NX-13. The NEXUS trial will be dose ranging, blinded, placebo-controlled and statistically powered. We are on track for first patient enrollment for the NEXUS trial in the second quarter of 2023, and we expect to report top-line data from this trial by the fourth quarter of 2024.

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

In February 2023, we entered into an Asset Purchase and Redemption Agreement, or the Purchase Agreement, with Dr. Bassaganya-Riera, a related party who is our former Chief Executive Officer and a greater than 5% owner of our common stock at the time of the transaction, Raquel Hontecillas and certain other stockholders, or together the Purchasers, whereby the Purchasers acquired (i) all of our right, title and interest in omilancor, LABP-104 and LABP-111 and any such derivatives and analogs that target LANCL proteins, or together the Acquired Compounds, (ii) a worldwide, perpetual, irrevocable, fully-paid up, royalty-free, exclusive, sublicensable and transferable license grant under the intellectual property rights retained by us and necessary or useful for the development, manufacture and commercialization of the Acquired Compounds, (iii) a royalty agreement providing, among other things, for the payment by us to the Purchasers of a royalty of 2% of all net sales by us of any products containing certain compounds that we retained following the closing under the Purchase Agreement and (iv) $3,000,000 in cash in exchange for (x) 9,086,441 shares of our common stock held by the Purchasers and (y) a royalty agreement providing, among other things, for the payment by the Purchasers to us of a royalty of 6% of all net sales by the Purchasers of any products containing any of the Acquired Compounds in consideration for the acquired intellectual property rights.

In May 2021, we entered into an exclusive collaboration and license agreement, or the LianBio Agreement, with LianBio Respiratory Limited, or Lian, pursuant to which we granted Lian an exclusive license, or the License, to develop, manufacture and commercialize NX-13 and omilancor. In February 2023, we amended the LianBio Agreement to no longer cover omilancor and developmental milestones events were amended to reflect the transfer of omilancor. Subsequent to the amendment, we are eligible to receive development milestone payments of up to $40.0 million as well as sales milestone payments of up to $105.0 million. We are also eligible to receive tiered low-double-digit royalties based on future net sales of NX-13 in the territory comprising the People’s Republic of China, Hong Kong, Macau, Taiwan, Cambodia, Indonesia, Myanmar, Philippines, Singapore, South Korea, Thailand and Vietnam, subject to reductions in specified circumstances.

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

Since our inception in 2017, we have funded operations through the issuance of convertible preferred stock and convertible promissory notes, through proceeds from our initial public offering, or IPO, through the upfront payment from a license and collaboration agreement with a related party and through the sale of pre-funded warrants in a private placement. As of March 31, 2023, we had an accumulated deficit of $139.5 million and we expect to incur substantial operating losses for at least the next several years. As such, we will need to raise additional capital to initiate and complete our planned clinical trials, to continue and expand our research and development operations that support our planned development and clinical and regulatory activities, and to adequately prepare for commercialization of our product candidates that may achieve regulatory approval in the future. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $50.0 million. We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2023, will be sufficient to fund our operating expenses and capital requirements into the first half of 2025. We anticipate that our expenses may increase significantly in connection with our ongoing activities, as we:

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have a higher development cost than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will be lower in 2023 relative to 2022 as a result of wind down of previous clinical trial activities. However, in the long term, we expect that they will increase and will comprise a larger percentage of our total expenses as we progress and complete our ongoing clinical trials, initiate new clinical trials, continue to discover and develop additional product candidates and prepare regulatory filings for any product candidates that successfully complete clinical trials.

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

We expect that our general and administrative expenses will be slightly lower in 2023 relative to 2022 as we focus our resources toward the development of NX-13. However, in the long term, we expect that they will increase as we increase our personnel headcount to support our expanded infrastructure, including the development of a commercialization infrastructure for any product candidates for which we may obtain regulatory approval. Our expenditures are subject to uncertainties, including the terms and timing of regulatory approvals, and the expense of filing, prosecuting, defending and enforcing any patent claims or other intellectual property rights.

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

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$3,326	$10,800
General and administrative	3,153	4,153
Total operating expenses	6,479	14,953
Loss from operations	(6,479)	(14,953)
Other income:
(Loss) gain from foreign exchange	(4)	1
Interest and other income, net	449	88
Other income, net	445	89
Net loss	$(6,034)	$(14,864)

Research and Development Expenses

Research and development expenses were $3.3 million for the three months ended March 31, 2023 compared to $10.8 million for the three months ended March 31, 2022. The decrease of $7.5 million was primarily attributed to reduced clinical activities for our omilancor and LABP-104 programs due to the wind down of the related clinical trials, as well as decreases in consulting costs and depreciation expense.

The following table summarizes our research and development expenses by product candidate for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
External costs by clinical program:
Omilancor	$(55)	$5,251
NX-13	1,752	1,881
LABP-104	21	773
Total external costs by clinical program:	1,718	7,905
Compensation	1,280	1,536
Other	328	1,359
Total research and development expenses	$3,326	$10,800

General and Administrative Expenses

General and administrative expenses were $3.2 million for the three months ended March 31, 2023 compared to $4.2 million for the three months ended March 31, 2022. The decrease of $1.0 million was primarily attributable to a decrease in consulting costs and stock-based compensation, as well as a prior year loss on lease termination that didn’t recur in the current period, partially offset by increases in legal fees associated with the Purchase Agreement.

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

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the issuance of convertible preferred stock and convertible promissory notes, proceeds from our IPO, the upfront payment from the LianBio Agreement and the sale of pre-funded warrants in a private placement.

In March 2022, we filed a shelf registration statement on Form S-3, or the 2022 Shelf Registration Statement, with the SEC. The 2022 Shelf Registration Statement became effective in August 2022. The 2022 Shelf Registration Statement permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination. As of March 31, 2023, we had $200.0 million of common stock remaining that can be sold under the 2022 Shelf Registration Statement, although this amount will be limited for as long as we are subject to General Instruction I.B.6 of Form S-3, which limits the amount of funds we can raise through primary public offerings of securities in any twelve-month period using a registration statement on Form S-3 to one-third of the aggregate market value of the shares of our common stock held by non-affiliates. Therefore, we will be limited in the amount of proceeds we are able to raise by selling shares of our common stock using Form S-3, including the 2022 Shelf Registration Statement, until such time as our public float held by non-affiliates exceeds $75.0 million.

In January 2023, we entered into a securities purchase agreement, or the Securities Purchase Agreement, with the institutional accredited investors named therein, or the Investors, pursuant to which we issued and sold to the Investors in a private placement, or the Private Placement, pre-funded warrants, or the Pre-Funded Warrants, to purchase an aggregate of 30,909,090 shares, or the Warrant Shares, of our common stock. Each Pre-Funded Warrant has an exercise price of $0.01 per Warrant Share. The purchase price per Pre-Funded Warrant was $0.54. The Pre-Funded Warrants issued in the Private Placement are exercisable at any time but provide that the holder of the Pre-Funded Warrants will not have the right to exercise any portion of its Pre-Funded Warrants if such holder, together with its affiliates and any other persons whose beneficial ownership of common stock would be aggregated with the holder for purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, as amended, would beneficially own in excess of 35% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The Warrant Shares will also be subject to certain registration rights under our Amended and Restated Investors’ Rights Agreement. We received net proceeds of $16.6 million in the Private Placement, after deducting $0.1 million of offering expenses payable by us.

As of March 31, 2023, we had approximately $50.0 million in cash, cash equivalents and marketable securities and an accumulated deficit of $139.5 million. We had no indebtedness as of March 31, 2023.

The following table summarizes our sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(8,170)	$(16,502)
Net cash provided by investing activities	3,104	19,506
Net cash provided by financing activities	13,666	—
Net change in cash and cash equivalents	$8,600	$3,004

Operating Activities

During the three months ended March 31, 2023, we used cash in operating activities of $8.2 million, reflecting a net loss of $6.0 million, partially offset by non-cash charges of $0.3 million and a net change of $2.4 million in our operating assets and liabilities. The non-cash charges consist primarily of stock-based compensation expense. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable and other liabilities.

During the three months ended March 31, 2022, we used cash in operating activities of $16.5 million, reflecting a net loss of $14.9 million, partially offset by non-cash charges of $1.7 million and a net change of $3.4 million in our operating assets and liabilities. The non-cash charges consist primarily of $0.9 million of stock-based compensation expense, $0.4 million of depreciation expense, $0.3 million related to the amortization of the premium on marketable securities and $0.1 million of non-cash expense related to the loss recorded on the termination of an operating lease. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable, an increase in other liabilities and an increase in prepaid expenses and other assets.

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2023 was $3.1 million, consisting primarily of proceeds from sales and maturities of marketable securities. Net cash provided by investing activities for the three months ended March 31, 2022 was $19.5 million, consisting of proceeds from sales and maturities of marketable securities, partially offset by purchases of available-for-sale marketable securities.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2023 of $13.7 million was primarily related to net proceeds received from the issuance of pre-funded warrants for the purchase of common stock, partially offset by the repurchase and retirement of common stock.

Funding Requirements

To date, we have not generated any revenues from the commercial sale of approved drug products, and we do not expect to generate substantial revenue for at least the next few years. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be compromised. We do not know when, or if, we will generate any revenue from our product candidates, and we do not expect to generate significant revenue unless and until we obtain regulatory approval of, and commercialize, our product candidates. Further, we do not know when, or if, we will generate any additional revenue under the LianBio Agreement or pursuant to the royalty rights under the Purchase Agreement as future payments are conditioned upon the achievement of development and commercialization milestones that are uncertain as of this date. We expect our expenses to proportionately increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain approval for any of our product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2023 will be sufficient to fund our operating expenses and capital requirements into the first half of 2025. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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

Critical Accounting Policies and Significant Judgements and Estimates

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

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The accounting policies and estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2023.

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

Our management, with the participation of our Chief Executive Officer (our principal executive officer and principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer has concluded that as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

In January 2023, we entered into a securities purchase agreement, or the Securities Purchase Agreement, with the institutional accredited investors named therein, or the Investors, pursuant to which we issued and sold to the Investors in a private placement, or the Private Placement, pre-funded warrants, or the Pre-Funded Warrants, to purchase an aggregate of 30,909,090 shares, or the Warrant Shares, of our common stock, or the Common Stock. Each Pre-Funded Warrant has an exercise price of $0.01 per Warrant Share. The purchase price per Pre-Funded Warrant was $0.54. We received net proceeds of $16.6 million in the Private Placement, after deducting $0.1 million of offering expenses payable by us.

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

Use of Proceeds from Initial Public Offering

In February 2021, our Registration Statement on Form S-1, as amended (File No. 333-252083), was declared effective in connection with our initial public offering, pursuant to which we sold an aggregate of 6,250,000 shares of our common stock at a price to the public of $16.00 per share. The joint book-running managers of our initial public offering were J.P. Morgan Securities LLC, Jefferies LLC and SVB Leerink LLC, and Raymond James & Associates, Inc. acted as lead manager. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC in February 2021.

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

10.1+*	Severance Agreement by and between the Company and Fabio Cataldi, effective as of September 5, 2022.
10.2^

Securities Purchase Agreement by and between the Company and the investors that are a party thereto, dated January 4, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39971), filed with the Securities and Exchange Commission on January 5, 2023).

10.3

Amendment No. 1 to the Amended and Restated Investor’s Rights Agreement, dated January 10, 2023, by and between the Company and the investors that are a party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39971), filed with the Securities and Exchange Commission on January 13, 2023).

10.4†^

Asset Purchase and Redemption Agreement, by and between the Company and the counter parties identified therein, dated February 28, 2023 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-39971), filed with the Securities and Exchange Commission on February 28, 2023).

10.5†

First Amendment to License and Collaboration Agreement, by and between the Company and LianBio Respiratory Limited, dated February 28, 2023 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 001-39971), filed with the Securities and Exchange Commission on March 23, 2023.

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

Landos Biopharma, Inc.

Date: May 12, 2023	By:	/s/ Gregory Oakes
Gregory Oakes
President and Chief Executive Officer
(Principal Executive and Financial Officer)