Form 10-Q
period 2023-06-30
Landos Biopharma, Inc.
filed 2023-08-09
CIK 1785345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, the registrant had 3,116,729 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

Landos Biopharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,049	$36,640
Marketable securities, available-for-sale	687	7,762
Prepaid expenses and other current assets	1,549	851
Total current assets	46,285	45,253
Total assets	$46,285	$45,253

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,029	$3,435
Accrued liabilities	1,986	2,687
Total current liabilities	3,015	6,122
Total liabilities	3,015	6,122
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized, 3,116,729 and 4,025,489 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	31	40
Additional paid-in capital	186,629	172,575
Accumulated other comprehensive loss	(7)	(57)
Accumulated deficit	(143,383)	(133,427)
Total stockholders’ equity	43,270	39,131
Total liabilities and stockholders’ equity	$46,285	$45,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

Landos Biopharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$2,463	$6,604	$5,789	$17,404
General and administrative	1,976	4,662	5,129	8,815
Total operating expenses	4,439	11,266	10,918	26,219
Loss from operations	(4,439)	(11,266)	(10,918)	(26,219)
Other income:
(Loss) gain from foreign exchange	(40)	25	(44)	26
Interest and other income (expense), net	557	(43)	1,006	45
Other income (expense), net	517	(18)	962	71
Net loss	$(3,922)	$(11,284)	$(9,956)	$(26,148)
Net loss per share, basic and diluted	$(0.63)	$(2.80)	$(1.57)	$(6.50)
Weighted-average shares used to compute net loss per share, basic and diluted	6,207,707	4,025,489	6,345,206	4,025,489
Comprehensive loss:
Net loss	$(3,922)	$(11,284)	$(9,956)	$(26,148)
Unrealized (loss) gain on available-for-sale securities	(86)	75	50	(167)
Comprehensive loss	$(4,008)	$(11,209)	$(9,906)	$(26,315)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Landos Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,956)	$(26,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	577
Stock-based compensation expense	478	1,575
Amortization of premium on marketable securities	47	549
Non-cash loss on termination of lease	—	137
Gain on sale of equipment	—	(23)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(698)	(1,007)
Accounts payable	(2,475)	(8,255)
Other liabilities	(676)	(1,904)
Net cash used in operating activities	(13,280)	(34,499)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(7)
Proceeds from sale of property and equipment	—	35
Purchase of available-for-sale marketable securities	—	(3,672)
Proceeds from sales and maturities of marketable securities	7,078	49,021
Net cash provided by investing activities	7,078	45,377
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of pre-funded warrants for the purchase of common stock, net of issuance costs	16,567	—
Repurchase and retirement of common stock	(3,000)	—
Net cash provided by financing activities	13,567	—
Net change in cash and cash equivalents	7,365	10,878
Cash and cash equivalents at beginning of period	36,640	8,305
Effect of exchange rates on cash	44	58
Cash and cash equivalents at end of period	$44,049	$19,241

Supplemental non-cash disclosure: NONCASH INVESTING AND FINANCING ACTIVITIES:
Non-cash gain on sale of fixed assets	$—	$14
Operating right-of-use asset obtained in exchange for operating lease liability	$—	$824
Derecognition of operating right-of-use asset and operating lease liability upon termination of lease	$—	$714
Unrealized gain (loss) on available-for-sale marketable securities	$50	$(167)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Landos Biopharma, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	4,025,489	$40	$172,575	$(57)	$(133,427)	$39,131
Repurchase and retirement of common stock	(908,644)	(9)	(2,991)	—	—	(3,000)
Issuance of pre-funded warrants for the purchase of common stock, net of issuance costs	—	—	16,567	—	—	16,567
Stock-based compensation expense	—	—	224	—	—	224
Unrealized gain on available-for-sale securities	—	—	—	136	—	136
Net loss	—	—	—	—	(6,034)	(6,034)
Balance at March 31, 2023	3,116,845	$31	$186,375	$79	$(139,461)	$47,024
Fractional shares adjustment due to reverse stock split	(116)	—	—	—	—	—
Stock compensation expense	—	—	254	—	—	254
Unrealized loss on available-for-sale securities	—	—	—	(86)	—	(86)
Net loss	—	—	—	—	(3,922)	(3,922)
Balance at June 30, 2023	3,116,729	$31	$186,629	$(7)	$(143,383)	$43,270

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	4,025,489	$40	$170,604	$(225)	$(94,151)	$76,268
Stock-based compensation expense	—	—	941	—	—	941
Unrealized loss on available-for-sale securities	—	—	—	(242)	—	(242)
Net loss	—	—	—	—	(14,864)	(14,864)
Balance at March 31, 2022	4,025,489	$40	$171,545	$(467)	$(109,015)	$62,103
Stock compensation expense	—	—	634	—	—	634
Unrealized gain on available-for-sale securities	—	—	—	75	—	75
Net loss	—	—	—	—	(11,284)	(11,284)
Balance at June 30, 2022	4,025,489	$40	$172,179	$(392)	$(120,299)	$51,528

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

Reverse Stock Split

In May 2023, the Company’s stockholders approved a reverse stock split at the annual meeting of stockholders, and subsequently, the Company effected a one-for-ten (1-for-10) reverse stock split (the "Reverse Stock Split") of its outstanding common stock and a corresponding reduction in the total number of authorized shares of its common stock from 200,000,000 to 20,000,000. All references to common stock, pre-funded warrants to purchase common stock, options to purchase common stock, restricted stock units, share data, per share data and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders of record who would otherwise have been entitled to receive a fractional share received a cash payment in lieu thereof.

Nasdaq Listing Rule Compliance

In June 2022, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that its listed securities did not maintain the minimum bid price requirement of $1.00 per share of common stock for continued listing on the Nasdaq Global Market. In December 2022, Nasdaq approved the Company's application to transfer to The Nasdaq Capital Market and notified the Company that it has been granted an additional 180-calendar day compliance period to regain compliance with the minimum bid price requirement. To regain compliance, the Company effected the Reverse Stock Split in May 2023. The Company received notice from Nasdaq in June 2023 that it had regained compliance with the minimum bid price listing requirement.

Liquidity

As of June 30, 2023, the Company had cash, cash equivalents and marketable securities of $44.7 million, which it believes will be sufficient to fund its planned operations for at least one year from the issuance of these condensed consolidated financial statements. Since the Company’s inception in 2017, it has funded its operations through the issuance of convertible preferred stock and convertible promissory notes, the proceeds from its IPO, the upfront payment from the license and collaboration agreement and the sale of pre-funded warrants in a private placement. As of June 30, 2023, the Company had an accumulated deficit of $143.4 million and expects to incur substantial operating losses for at least the next several years. As such, the Company will need to raise additional capital to initiate and complete its ongoing and planned clinical trials, to continue and expand its research and development operations that support its ongoing and planned discovery, development and clinical and regulatory activities and to adequately prepare for commercialization of its product candidates that may achieve regulatory approval in the future.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Landos Biopharma Australia Pty Ltd. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023 are consistent with, and should be read in conjunction with, those discussed in Note 1 of the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less at the date of purchase. The carrying amounts approximate fair value due to the short maturities of these investments. Cash equivalents consist primarily of amounts invested in money market funds and are stated at fair value.

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

A credit loss is estimated by considering available information relevant to the collectability of the security and information about past events, current conditions and reasonable and supportable forecasts. Any credit loss is recorded as a charge to other income, net, not to exceed the amount of the unrealized loss. Unrealized losses other than the credit loss are recognized in accumulated other comprehensive loss. When determining whether a credit loss exists, the Company considers several factors, including whether the Company has the intent to sell the security or whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If the Company has an intent to sell, or if it is more likely than not that the Company will be required to sell a debt security in an unrealized loss position before recovery of its amortized cost basis, the Company will write down the security to its fair value and record the corresponding charge as a component of other income, net. No declines in value were deemed to be credit losses as of January 1, 2023, the adoption date of Accounting Standards Update (“ASU”) 2016-13—Financial Instruments (Topic 326) Measurement of Credit Losses on Financial Instrument (“ASU 2016-23”), or during the three and six months ended June 30, 2023.

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

The Company’s available-for-sale investments primarily consist of high-grade corporate debt securities and asset-backed securities and potentially subject the Company to concentrations of credit risk. The Company has adopted investment guidelines that limit the amounts the Company may invest in any one type of investment and requires all investments held by the Company to be highly rated, thereby reducing credit risk exposure.

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

Government Assistance Tax Credits

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided refundable employee retention credits ("ERC"), which are used to offset payroll tax liabilities. During the three months ending June 30, 2023, the Company determined that it qualified for an ERC in the amount of $0.6 million related to labor costs recognized during 2020 and 2021 and filed its amended employment tax returns to claim this credit. The entire amount of $0.6 million is included in prepaid expenses and other current assets in the Company's Condensed Consolidated Balance Sheet as of June 30, 2023. The Company has recorded $0.4 million of the offset of this receivable as a reduction to research and development expense and $0.2 million as a reduction to general and administrative expense in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended June 30, 2023. In August 2023, prior to the filing of this Quarterly Report on Form 10-Q, the Company has received all $0.6 million of refunds.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock together with the number of additional shares of common stock that would have been outstanding if all potentially dilutive shares of common stock had been issued. The Company included the weighted-average number of pre-funded warrants issued in its private placement in the number of outstanding shares for calculating basic and diluted net loss per share because the shares issuable upon exercise of the pre-funded warrants will be issued for little to no consideration. The following table sets forth the computation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(3,922)	$(11,284)	$(9,956)	$(26,148)
Denominator:
Weighted-average shares of common stock issued and outstanding	3,116,798	4,025,489	3,407,989	4,025,489
Weighted-average pre-funded warrants outstanding	3,090,909	—	2,937,217	—
Weighted-average shares used to calculate net loss per common share, basic and diluted	6,207,707	4,025,489	6,345,206	4,025,489
Net loss per common stock, basic and diluted	$(0.63)	$(2.80)	$(1.57)	$(6.50)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the periods presented, because their inclusion would be anti-dilutive:

	Six Months Ended June 30,
	2023	2022
Stock options to purchase common stock	494,716	365,417
Restricted stock units	99,807	—
Total	594,523	365,417

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

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2023 (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market fund	$41,000	$—	$—	$41,000
Fixed income securities	—	407	—	407
Asset backed securities	—	280	—	280
Total assets	$41,000	$687	$—	$41,687

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2022 (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
U.S. government treasury securities	$25,442	$—	$—	$25,442
Fixed income securities	—	6,639	—	6,639
Asset backed securities	—	1,123	—	1,123
Total assets	$25,442	$7,762	$—	$33,204

The contractual maturities of available-for-sale securities as of June 30, 2023 are as follows (in thousands):

Within one year	$407
Within one to five years	280
Total contractual maturities	$687

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

There were no transfers into or out of Level 3 securities during the six months ended June 30, 2023.

4. Asset Purchase and Redemption Agreement

In February 2023, the Company entered into an Asset Purchase and Redemption Agreement (“Purchase Agreement”) with Dr. Bassaganya-Riera, a related party who is the former chief executive officer of the Company and a greater than 5% owner of the Company's stock at the time of the transaction, Raquel Hontecillas and certain other stockholders (the “Purchasers”), whereby the Purchasers acquired (i) all of the Company's right, title and interest in omilancor, LABP-104 and LABP-111 and any such derivatives and analogs that target LANCL proteins (together the “Acquired Compounds”), (ii) a worldwide, perpetual, irrevocable, fully-paid up, royalty-free, exclusive, sublicensable and transferable license grant under the intellectual property rights retained by the Company and necessary or useful for the development, manufacture and commercialization of the Acquired Compounds, (iii) a royalty agreement providing, among other things, for the payment by the Company to the Purchasers of a royalty of 2% of all net sales by the Company of any products containing certain compounds that the Company retained following the closing under the Purchase Agreement and (iv) $3,000,000 in cash in exchange for (x) 908,644 shares of common stock of the Company held by the Purchasers (the “Purchaser Shares”) and (y) a royalty agreement providing, among other things, for the payment by the Purchasers to the Company a royalty of 6% of all net sales by the Purchasers of any products containing any of the Acquired Compounds in consideration for the acquired intellectual property rights.

The impact of this transaction resulted in a $3.0 million reduction of equity for the repurchase and retirement of the Purchaser Shares. There was no value assigned or recorded to the potential royalty consideration to be received or paid as such values were determined to be insignificant.

5. Balance Sheet Components

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2023	2022
Accrued research and development	$983	$1,222
Accrued general and administrative	199	271
Accrued payroll and employee benefits	804	1,194
Total accrued liabilities	$1,986	$2,687

6. Equity and Stock-Based Compensation

Securities Purchase Agreement

In January 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with the institutional accredited investors named therein (the “Investors”), pursuant to which the Company issued and sold to the Investors in a private placement (the “Private Placement”) pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 3,090,909 shares (the “Warrant Shares”) of the Company’s common stock. Each Pre-Funded Warrant has an exercise price of $0.10 per Warrant Share. The purchase price per Pre-Funded Warrant was $5.40. The Company received net proceeds of $16.6 million in the Private Placement, after deducting $0.1 million of offering expenses.

The Pre-Funded Warrants issued in the Private Placement provide that the holder of the Pre-Funded Warrants will not have the right to exercise any portion of its Pre-Funded Warrants if such holder, together with its affiliates and any other persons whose beneficial ownership of common stock would be aggregated with the holder for purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, as amended, would beneficially own in excess of 35% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The Warrant Shares will also be subject to certain registration rights under the Company’s Amended and Restated Investors’ Rights Agreement. As of June 30, 2023, none of the Pre-Funded Warrants have been exercised.

Treasury Stock

In February 2023, in connection with entering into the Purchase Agreement with its founder, a related party who is the former chief executive officer of the Company and a greater than 5% owner of the Company's common stock at the time of the transaction, and other stockholders, the Company repurchased 908,644 shares of common stock for an aggregate price of $3.0 million. The repurchased common stock was subsequently retired in March 2023. The Company recorded the shares repurchased using the cost method.

2019 Equity Incentive Plan

In December 2019, the board of directors of the Company (the “Board”) adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the grant of share-based awards, including stock options and restricted stock units, to employees, directors and non-employee service providers of the Company. The number of shares of common stock reserved for issuance under the 2019 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2020 and continuing through January 1, 2029, in an amount equal to the least of (i) 5% of the total number of shares of the Company’s capital stock issued and outstanding on the last day of the calendar month before the date of each automatic increase; (ii) 100,000 shares; or (iii) a lesser number of shares determined by the Company’s board of directors. Subject to this provision, the Company added 182,490 shares available for grant to the 2019 Plan effective January 1, 2023. As of June 30, 2023, there were approximately 610,959 shares available for future grants under the 2019 Plan.

2021 Employee Stock Purchase Plan

In January 2021, the Board adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The purpose of the 2021 ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum efforts toward the Company’s success. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code for U.S. employees. The number of shares of common stock reserved for issuance under the 2021 ESPP automatically increases on January 1 of each calendar year, starting on January 1, 2022 and continuing through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s capital stock issued and outstanding on the last day of the calendar month before the date of each automatic increase; or (ii) a lesser number of shares determined by the Board. Subject to this provision, the Company added 40,254 shares available for grant to the 2021 ESPP effective January 1, 2023. As of June 30, 2023, there were approximately 119,379 shares available for future grants under the 2021 ESPP. As of June 30, 2023, no shares of common stock had been purchased under the 2021 ESPP.

2022 Inducement Plan

In March 2022, the Board adopted the 2022 Inducement Plan. The 2022 Inducement Plan is a non-stockholder approved stock plan under which the Company may grant equity awards to induce highly-qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with a proprietary interest in the Company. The Company intends that the 2022 Inducement Plan be reserved for persons to whom the Company may issue securities without stockholder approval as an inducement pursuant to Nasdaq Marketplace Rule 5635(c)(4). The number of shares of common stock reserved for issuance under the 2022 Inducement Plan was initially determined to be 100,000 shares. As of June 30, 2023, there were 100,000 shares available for future grants under the 2022 Inducement Plan.

Stock Option Awards

The weighted average fair value per share of options to purchase common stock granted was $3.83 and $9.10 for the six months ended June 30, 2023 and 2022, respectively.

At June 30, 2023, the total compensation cost related to unvested stock-based awards granted under the 2019 Plan but not yet recognized was approximately $2.0 million, which is expected to be recognized over a weighted-average period of approximately 3.1 years.

Restricted Stock Units

At June 30, 2023, the total compensation cost related to unvested restricted stock units granted under the 2019 Plan but not yet recognized was approximately $0.3 million, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

The following table summarizes stock-based compensation expense, which was included in the Condensed Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$91	$120	$158	$550
General and administrative	163	514	320	1,025
Total stock-based compensation expense	$254	$634	$478	$1,575

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

Rent expense was $0 and $27,000 for the three months ended June 30, 2023 and 2022, respectively and $0 and $0.1 million for the six months ended June 30, 2023 and 2022, respectively.

Retained Compounds Royalty Agreement

Pursuant to the terms of the Purchase Agreement entered into by the Company and the Purchasers in February 2023, the Company entered into a royalty agreement whereby the Purchasers are eligible to receive a 2% royalty of all net sales by the Company of any products containing certain compounds that the Company retained following the closing under the Purchase Agreement (“Retained Compounds Royalty Agreement”). The Company recognizes such royalty payment obligations when such payments are probable and reasonably estimable. Due to the uncertainty related to the ongoing research and development activities, obtaining regulatory approval and achieving successful commercialization to which net sales could be derived, the Company has not recognized a royalty obligation as of and for the six months ended June 30, 2023.

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

The Company concluded that Lian meets the definition of a customer because the Company is delivering intellectual property and other services in which the parties are not jointly sharing the risks and rewards. Therefore, the Company concluded that the promises summarized above represent transactions with a customer within the scope of ASC 606. Given that Lian is not obligated to purchase any minimum amount or quantities of Products, the supply of Products for clinical and commercial purposes was determined to be an option for Lian, rather than a performance obligation of the Company at contract inception and will be accounted for if and when exercised. The Company also determined that Lian’s option to purchase Products does not create a material right as the expected pricing is not at a discount. At contract inception and through June 30, 2023, the Company determined that the contract contains a single performance obligation to deliver the License, which represents functional intellectually property given the functionality of the License is not expected to change substantially as a result of the Company’s ongoing activities.

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

We announced top-line results from our NX-13 Phase 1b trial in UC patients in August 2022. The data showed favorable safety and tolerability profiles across a range of doses, as well as signals of clinical improvement as soon as two weeks in patients’ symptoms and four weeks by endoscopy in exploratory endpoints. We believe that these early signals, as well as the data from long-term toxicology studies, support the potential of NX-13 as a new treatment for UC. We are continuing an in-depth analysis of the clinical, pharmacokinetic, or PK, and pharmacodynamic, or PD, data for NX-13. A preliminary analysis demonstrated promising signals of both target engagement and molecular dose response among the 250mg and 500mg immediate release, or IR, doses. In the second quarter of 2023, we initiated the NEXUS trial, which is a Phase 2 proof-of-concept clinical trial for NX-13 in patients with moderate to severe UC. The NEXUS trial is dose ranging, blinded, placebo-controlled and statistically powered. We have activated sites in the US and are actively recruiting and screening patients. We expect to report top-line data from this trial by the fourth quarter of 2024.

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

In May 2023, our stockholders approved a reverse stock split at the annual meeting of stockholders, and subsequently, we effected a one-for-ten (1-for-10) reverse stock split, or the Reverse Stock Split, of our outstanding common stock and a corresponding reduction in the total number of authorized shares of our common stock from 200,000,000 to 20,000,000. All historical share and per share amounts reflected in this report have been adjusted to reflect the Reverse Stock Split.

In February 2023, we entered into an Asset Purchase and Redemption Agreement, or the Purchase Agreement, with Dr. Bassaganya-Riera, a related party who is our former chief executive officer and a greater than 5% owner of our common stock at the time of the transaction, Raquel Hontecillas and certain other stockholders, or together the Purchasers, whereby the Purchasers acquired (i) all of our right, title and interest in omilancor, LABP-104 and LABP-111 and any such derivatives and analogs that target LANCL proteins, or together the Acquired Compounds, (ii) a worldwide, perpetual, irrevocable, fully-paid up, royalty-free, exclusive, sublicensable and transferable license grant under the intellectual property rights retained by us and necessary or useful for the development, manufacture and commercialization of the Acquired Compounds, (iii) a royalty agreement providing, among other things, for the payment by us to the Purchasers of a royalty of 2% of all net sales by us of any products containing certain compounds that we retained following the closing under the Purchase Agreement and (iv) $3,000,000 in cash in exchange for (x) 908,644 shares of our common stock held by the Purchasers and (y) a royalty agreement providing, among other things, for the payment by the Purchasers to us of a royalty of 6% of all net sales by the Purchasers of any products containing any of the Acquired Compounds in consideration for the acquired intellectual property rights.

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

Since our inception in 2017, we have funded operations through the issuance of convertible preferred stock and convertible promissory notes, through proceeds from our initial public offering, or IPO, through the upfront payment from a license and collaboration agreement with a related party and through the sale of pre-funded warrants in a private placement. As of June 30, 2023, we had an accumulated deficit of $143.4 million and we expect to incur substantial operating losses for at least the next several years. As such, we will need to raise additional capital to initiate and complete our ongoing and planned clinical trials, to continue and expand our research and development operations that support our ongoing and planned development and clinical and regulatory activities, and to adequately prepare for commercialization of our product candidates that may achieve regulatory approval in the future. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $44.7 million. We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2023 will be sufficient to fund our operating expenses and capital requirements into the first half of 2025. We anticipate that our expenses may increase significantly in connection with our ongoing activities, as we:

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

Interest and Other Income, net

Interest and other income, net, primarily consists of grant income received under a grant agreement with the National Institutes of Health, or NIH, and interest income received from available-for-sale marketable securities. We were awarded a grant by the NIH for a phase 2 proof-of-concept efficacy study of omilancor in Crohn's disease patients. The grant award provided for reimbursement of actual, allowable costs incurred. In connection with this grant, we may be subject to audits by the NIH. As part of an audit, the NIH may review our performance, cost structures and compliance with applicable laws, regulations, policies and standards and the terms and conditions of the grant. If any of our expenditures are found to be unallowable or allocated improperly, we may be required to repay funds already disbursed. Accordingly, an audit could result in a material adjustment to our results of operations and financial condition.

Results of Operations

Comparison of the three and six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$2,463	$6,604	$5,789	$17,404
General and administrative	1,976	4,662	5,129	8,815
Total operating expenses	4,439	11,266	10,918	26,219
Loss from operations	(4,439)	(11,266)	(10,918)	(26,219)
Other income:
(Loss) gain from foreign exchange	(40)	25	(44)	26
Interest and other income (expense), net	557	(43)	1,006	45
Other income (expense), net	517	(18)	962	71
Net loss	$(3,922)	$(11,284)	$(9,956)	$(26,148)

Research and Development Expenses

Research and development expenses were $2.5 million for the three months ended June 30, 2023 compared to $6.6 million for the three months ended June 30, 2022. The decrease of $4.1 million was primarily attributed to reduced clinical activities due to the wind down of the omilancor and LABP-104 programs, which were transferred in February 2023 pursuant to the Purchase Agreement, and also due to reduced NX-13 Phase 1b clinical trial costs, partially offset by the initiation of the NEXUS trial. Additionally, there were decreases in compensation costs, consulting costs and depreciation expense.

Research and development expenses were $5.8 million for the six months ended June 30, 2023 compared to $17.4 million for the six months ended June 30, 2022. The decrease of $11.6 million was primarily attributed to reduced clinical activities due to the wind down of the omilancor and LABP-104 programs, which were transferred in February 2023 pursuant to the Purchase Agreement, and also due to reduced NX-13 Phase 1b clinical trial costs, partially offset by the initiation of the NEXUS trial. Additionally, there were decreases in compensation costs, consulting costs and depreciation expense.

The following table summarizes our research and development expenses by product candidate for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
External costs by clinical program:
Omilancor	$(3)	$997	$(58)	$6,248
NX-13	1,385	2,466	3,137	4,347
LABP-104	(4)	517	17	1,290
Total external costs by clinical program:	1,378	3,980	3,096	11,885
Compensation	777	1,001	2,057	2,537
Other	308	1,623	636	2,982
Total research and development expenses	$2,463	$6,604	$5,789	$17,404

General and Administrative Expenses

General and administrative expenses were $2.0 million for the three months ended June 30, 2023 compared to $4.7 million for the three months ended June 30, 2022. The decrease of $2.7 million was primarily attributable to a decrease in compensation costs, recruiting costs and Directors and Officers, or D&O, insurance.

General and administrative expenses were $5.1 million for the six months ended June 30, 2023 compared to $8.8 million for the six months ended June 30, 2022. The decrease of $3.7 million was primarily attributable to a decrease in compensation costs, recruiting and consulting costs, D&O insurance, and a one-time charge incurred in connection with a lease termination in the prior year.

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

In March 2022, we filed a shelf registration statement on Form S-3, or the 2022 Shelf Registration Statement, with the SEC. The 2022 Shelf Registration Statement became effective in August 2022. The 2022 Shelf Registration Statement permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination. As of June 30, 2023, we had $200.0 million of common stock remaining that can be sold under the 2022 Shelf Registration Statement, although this amount will be limited for as long as we are subject to General Instruction I.B.6 of Form S-3, which limits the amount of funds we can raise through primary public offerings of securities in any twelve-month period using a registration statement on Form S-3 to one-third of the aggregate market value of the shares of our common stock held by non-affiliates. Therefore, we will be limited in the amount of proceeds we are able to raise by selling shares of our common stock using Form S-3, including the 2022 Shelf Registration Statement, until such time as our public float held by non-affiliates exceeds $75.0 million.

In January 2023, we entered into a securities purchase agreement, or the Securities Purchase Agreement, with the institutional accredited investors named therein, or the Investors, pursuant to which we issued and sold to the Investors in a private placement, or the Private Placement, pre-funded warrants, or the Pre-Funded Warrants, to purchase an aggregate of 3,090,909 shares, or the Warrant Shares, of our common stock. Each Pre-Funded Warrant has an exercise price of $0.10 per Warrant Share. The purchase price per Pre-Funded Warrant was $5.40. The Pre-Funded Warrants issued in the Private Placement are exercisable at any time but provide that the holder of the Pre-Funded Warrants will not have the right to exercise any portion of its Pre-Funded Warrants if such holder, together with its affiliates and any other persons whose beneficial ownership of common stock would be aggregated with the holder for purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, as amended, would beneficially own in excess of 35% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The Warrant Shares will also be subject to certain registration rights under our Amended and Restated Investors’ Rights Agreement. We received net proceeds of $16.6 million in the Private Placement, after deducting $0.1 million of offering expenses.

As of June 30, 2023, we had approximately $44.7 million in cash, cash equivalents and marketable securities and an accumulated deficit of $143.4 million. We had no indebtedness as of June 30, 2023.

The following table summarizes our sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(13,280)	$(34,499)
Net cash provided by investing activities	7,078	45,377
Net cash provided by financing activities	13,567	—
Net change in cash and cash equivalents	$7,365	$10,878

Operating Activities

During the six months ended June 30, 2023, we used cash in operating activities of $13.3 million, reflecting a net loss of $10.0 million and a net change of $3.8 million in our operating assets and liabilities, partially offset by non-cash charges of $0.5 million. The non-cash charges consist primarily of stock-based compensation expense. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable and other liabilities, as well as an increase in prepaid expenses and other assets.

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

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2023 was $7.1 million, consisting primarily of proceeds from sales and maturities of marketable securities. Net cash provided by investing activities for the six months ended June 30, 2022 was $45.4 million, consisting of proceeds from sales and maturities of marketable securities, partially offset by purchases of available-for-sale marketable securities.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2023 of $13.6 million was primarily related to net proceeds received from the issuance of pre-funded warrants for the purchase of common stock, partially offset by the repurchase and retirement of common stock.

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

We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2023 will be sufficient to fund our operating expenses and capital requirements into the first half of 2025. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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

Our future commercial revenue, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements and marketing and distribution arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Pursuant to the Securities Purchase Agreement, the Investors are entitled to exercise the pre-funded warrants to purchase an aggregate of 3,090,909 shares of our common stock. If the Investors were to exercise their outstanding Pre-Funded Warrants, existing stockholders will recognize significant dilution. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

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

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The accounting policies and estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2023.

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

Our management, with the participation of our Chief Executive Officer (our principal executive officer and principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer has concluded that as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-39971), filed with the Securities and Exchange Commission on May 30, 2023).

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

Landos Biopharma, Inc.

Date: August 9, 2023	By:	/s/ Gregory Oakes
Gregory Oakes
President and Chief Executive Officer
(Principal Executive and Financial Officer)