Form 10-K
period 2023-12-31
Landos Biopharma, Inc.
filed 2024-03-21
CIK 1785345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $4.207 as reported on the Nasdaq Stock Market on that date was $5.6 million.

As of March 15, 2024, the registrant had 3,116,729 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2023.

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
•
the impact of laws and regulations;
•
the impact of macroeconomic developments, including the ongoing conflict between Ukraine and Russia, the state of war between Israel and Hamas and the risk of a larger regional conflict, on our business and operations as well as the business or operations of our manufacturers, research partners, and other third parties with whom we conduct business; and
•
our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

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

PART I

Item 1. Business.

We are a clinical-stage biopharmaceutical company focused on the development of novel, oral, once-daily therapeutics for patients with autoimmune diseases. Our core expertise is the development of therapeutics that target novel pathways at the interface of immunity and metabolism. Based on our understanding of the role that cellular metabolic pathways have on modulating inflammatory responses, we aim to inhibit these inflammatory responses by changing the metabolic processes in target cells. We believe the therapeutics we develop, if approved, could have a positive impact on the quality of life of patients suffering from autoimmune and chronic inflammatory diseases.

Our current focus and lead product candidate is NX-13, a novel, oral, gut-selective, NLRX1 agonist. We are developing NX-13 as a once-daily, oral treatment for ulcerative colitis, or UC, and Crohn's disease, or CD, that targets NOD-like receptor X1, or NLRX1, a mitochondria-associated receptor that has been associated with the modulation of inflammatory cytokines for UC and CD. NX-13 is designed to target NLRX1 and induce anti-inflammatory effects in CD4+ T cells as well as other cells in the gastrointestinal tract.

In August 2022, we announced top-line results from our NX-13 Phase 1b trial in UC patients. The data showed a favorable safety and tolerability profile across a range of doses, as well as signals of clinical improvement as soon as two weeks in patients’ symptoms and four weeks by endoscopy in exploratory endpoints. We believe that these early signals, as well as the data from long-term toxicology studies, support the potential of NX-13 as a new treatment for UC.

In the second quarter of 2023, we initiated the NEXUS trial, which is a Phase 2, proof-of-concept clinical trial for NX-13 in patients with moderate-to-severe UC. The NEXUS trial is a randomized, statistically powered, multicenter, double-blind, placebo-controlled, multiple dose, 12-week induction study evaluating 80 patients with moderate-to-severe UC with a long-term extension, or LTE, period out to one year. All subjects will be randomized to receive either a 250 mg or 750 mg immediate release dose of NX-13 or placebo. The primary objective of the trial is to evaluate the clinical efficacy, safety and pharmacokinetics of NX-13 versus placebo (NCT05785715 ClinicalTrials.gov).

We have activated NEXUS sites in the United States and Europe and are actively recruiting, screening and randomizing patients. We plan to report top-line data from this trial in the fourth quarter of 2024.

In addition to NX-13, we have several preclinical product candidates, including the following:

•
LABP-66, an oral, small molecule NLRX1 agonist for the potential treatment of multiple sclerosis, or MS, and neurodegenerative disorders,
•
LABP-73, an oral, small molecule NLRX1 agonist for the potential treatment of asthma and eosinophilic disorders; and
•
LABP-69, an oral, small molecule PLXDC2 agonist for the potential treatment of rheumatoid arthritis, or RA, UC and CD.

Recent Events

In May 2023, we held our annual meeting of stockholders at which our stockholders approved a proposal to effect an amendment to our certificate of incorporation, as amended, to implement a reverse stock split at a ratio within a range between and including one-for-ten (1:10) and one-for-forty (1:40) and a corresponding reduction in the total number of authorized shares of our common stock. On May 23, 2023, our board of directors approved the filing of a certificate of amendment to our amended and restated certificate of incorporation, or the Amendment, with the Secretary of State of the State of Delaware to affect the one-for-ten (1:10) Reverse Stock Split of our outstanding common stock and a reduction in the total number of authorized shares of our common stock from 200,000,000 to 20,000,000, or the Shares Reduction. The Amendment became effective at 5:00 p.m. Eastern Time on May 25, 2023.

Background in Autoimmune Diseases

Autoimmune diseases generally result from the loss of self-tolerance in the immune system, causing the immune system to attack healthy organs and tissues. This leads to inflammation of the organs and tissues, causing chronic pain and deterioration or destruction of organ function. Current therapies may either prevent the immune system from functioning, in the case of corticosteroids, aminosalicylates, or 5-ASAs and immunosuppressants, or systemically block specific molecules that promote inflammation in the case of biologics, S1P receptor modulators and JAK inhibitors.

Existing treatments can fall short of effectively treating multifactorial diseases with significant unmet medical need remaining.

Our Approach

Our mission is to create safe and effective oral medicines to engage novel targets in therapeutic areas of unmet medical need where current treatments have limited efficacy or safety and tolerability concerns. We focus on the development of novel, oral product candidates designed to address the therapeutic gap in the current treatment paradigm.

Our Strengths

Our distinctive strengths include:

•
We have a strong team of experienced senior leaders and drug developers. We have built a team of experienced drug developers with deep experience in autoimmune diseases and immunology.
•
We are pioneering a new paradigm in immunometabolism based on novel pathways. We have identified novel, immunometabolic targets or pathways that may provide upstream control of established inflammatory and regulatory pathways and have created clinical and pre-clinical programs to target these pathways.
•
We have several preclinical and clinical stage programs across the NLRX1 and PLXDC2 pathways. Currently, we have four product candidates, which target two novel, immunometabolic pathways. Our lead candidate, NX-13, targets NLRX1 and is currently in a Phase 2 proof-of-concept clinical trial in patients with moderate-to-severe UC.
•
We are developing a product candidate with a novel mechanism of action, or MOA, to address therapeutic gaps for patients with inflammatory bowel disease, or IBD, where current treatments have limited efficacy or safety and tolerability concerns. We believe we are the only company targeting the NLRX1 pathway for IBD. NLRX1 has been associated with the modulation of inflammatory cytokines for IBD. NX-13 is designed to target NLRX1 and induce anti-inflammatory effects in CD4+ T cells as well as other immune cells in the gastrointestinal tract. We believe targeting this pathway may confer a unique advantage for faster onset, longer maintenance of clinical remission and reduction of the high flare rates in IBD patients. NX-13 is designed as an oral, once-daily therapeutic, which we believe may provide efficacy, safety and competitive advantages over currently available injectable, systemically distributed biologics and other oral therapeutics.
•
We are targeting several indications characterized by unmet medical need and therapeutic gaps that represent a broad market opportunity. Based on clinical and preclinical data, we believe our product candidates, if approved, have the potential to address large therapeutic markets and specific treatment gaps in both UC and other chronic inflammatory diseases.
•
We have a strong intellectual property foundation. Our intellectual property portfolio includes composition of matter, method of use and other patent applications covering NX-13 and each of our preclinical assets. Our intellectual property includes 22 issued patents and 32 pending patent applications. The statutory patent protection for these product candidates extends to 2039 for NX-13, excluding possible regulatory-based patent restorations.

Our Strategy

We believe that we are uniquely positioned to develop novel therapeutics that have the potential to be safer and more effective treatments for a range of chronic inflammatory diseases. Our strategy consists of the following key components:

•
Continue development of NX-13. Our current and primary focus is the continued clinical development of NX-13 in UC. The NX-13 program in CD is ready to move into a Phase 2 trial in the future.
•
Maximize the value of our entire pipeline. Other than those rights licensed to Lian for NX-13, we have retained worldwide development and commercialization rights to all of our therapeutic programs. We believe our broader, novel pipeline has significant optionality and is poised for partnering and continued development in the future. As such, we may continue to pursue development and commercialization collaborations for our clinical and preclinical programs in the future.

Background on Immunometabolism

Immunometabolism describes the interplay and dual action of a number of enzymes, receptors, signaling molecules and substrates which have effects on both cellular metabolism and immune function. Through our work, we have come to better understand that alterations in the concentration of metabolic enzymes, substrates and products in the cell serve as messengers to trigger inflammatory responses in autoimmune diseases. The reverse is also true; immune receptors transmit information about the environment through pathways that affect the metabolic profile of the cell to provide the cellular energy necessary for a specific behavior (e.g., an inflammatory response) to protect the organism. These metabolic processes are critical determinants of the function of immune cells. For example, pro-inflammatory effector Th1 and Th17 cells have a metabolic preference for glycolytic pathways whereas anti-inflammatory Treg cells prefer oxidative phosphorylation to produce energy. By targeting these immunometabolic hubs and shifting metabolism to oxidative from glycolytic metabolic pathways, there is a functional switch in immune cells that promotes regulatory functions.

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

While critical to functions in immune cells, immunometabolic targets are also expressed in a wide range of mesenchymal- and epithelial-derived cells throughout the body. The effects within these cell types often mirror the described signaling events within Tregs, whereby the promotion of mitochondrial metabolism disfavors hyper-inflamed or hyper-proliferative states. In IBD, mitochondrial metabolism pathway genes are downregulated relative to healthy controls, providing evidence of the hyper-inflammatory demands of the inflamed colon which is reliant on glycolytic pathways.

When mitochondrial metabolism restoration is achieved, chemokine production from intestinal epithelial cells is decreased, leading to suppression of neutrophil recruitment into the intestinal wall. In IBD, neutrophils are important histological markers of active disease as well as the primary source for calprotectin, a highly predictive fecal biomarker of response to treatment since the majority of drugs approved for treating IBD cause a drop in fecal calprotectin concentrations.

We are focused on developing novel oral therapeutics based on activating molecular targets within certain immunometabolic pathways to rebalance the effector and regulatory branches of the immune system. The imbalance of these two sides, resulting in aberrant inflammation against self-targets, is responsible for many autoimmune diseases.

The NLRX1 Pathway

We believe the mitochondrial associated receptor, NLRX1 (Nucleotide Oligomerization Domain, or NOD,-Like Receptor X 1), is favorably positioned to induce both metabolic and immunological effects. NLRX1 is unique among the family of NOD-Like Receptors, or NLRs, as one of three to primarily induce regulatory and anti-inflammatory effects. NLRs are pattern-recognition receptors, which are part of the environmental surveillance system detecting bacterial, viral and other foreign components. The most commonly studied NLRs are those associated with the inflammasome, a complex whose activation results in high levels of cytokine production and cell death that further increases inflammation. Polymorphisms in NLRP1, NLRP3, and other inflammasome associated NLRs, as well as inflammasome overactivity, are commonly identified in chronic inflammatory diseases. NLRX1 is the natural counterbalance to this process, serving to control and negatively regulate many of the processes induced by inflammasome activation.

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
•
Decrease inflammasome formation (NLRP1 and NLRP3)
•
Decrease differentiation of effector CD4+ T cells

At the cellular level, NLRX1 activation results in a rebalance in CD4+ T cell subsets, decreased activation of macrophages and decreased stress-induced cell death for epithelial and other specialized cells. The decrease in lactate production and NF-κB activity results in proportionally lower Th17 cells relative to Treg cells with NLRX1 activation. Similarly, decreased NF-κB prevents polarization of macrophages into inflammatory subsets, favoring those associated with tissue repair and homeostasis. Additionally, NLRX1-associated ubiquitination of mitochondrial antiviral-signaling protein, or MAVS, is thought to contribute to decreased macrophage activation. In intestinal epithelial cells, airway epithelial cells and neurons, NLRX1 activation increases mitochondrial metabolism and prevents oxidative stress. These effects are beneficial to functions of these cell types, including cell survival, the maintenance of barrier integrity and expression of tight junction proteins. In addition, the added metabolic support favors apoptosis, a relatively silent form of cell death. NLRX1 can aid in tissue homeostasis and repair processes to prevent chronic tissue damage and fibrosis.

NX-13 is our lead product candidate targeting the NLRX1 pathway and is in development for UC and CD.

Background on Ulcerative Colitis

Overview

UC is a chronic inflammatory disease with significant therapeutic gaps resulting from safety issues, modest efficacy, loss of clinical response over time, and the challenging dosing administration of current treatment options. We believe that an oral, once-daily, gut-selective small molecule that maintains safety and efficacy longer-term could address therapeutic gaps in the UC treatment paradigm and have a positive impact on quality of life for UC patients.

Background on UC and Current Treatments

UC is a chronic inflammatory bowel disease that causes inflammation, irritation, and ulcers in the lining of the large intestine (colon) and rectum. Symptoms may include abdominal pain, rectal pain and bleeding, bloody stools, diarrhea, fever, weight loss, and malnutrition. UC puts a patient at an increased risk of developing colon cancer. Diagnosis typically occurs in early adulthood and the disease requires maintenance treatment for the remainder of the patient’s life. UC is estimated to affect more than two million patients worldwide.

Based on the level of symptoms experienced, patients with UC are classified into mild-to-moderate, comprising approximately 40% of patients, and moderate-to-severe, comprising approximately 60% of patients. Accordingly, the current therapeutic treatments for UC depend on the severity of the disease and are broadly divided into six classes of drugs:

Mild-to-Moderate UC

The following treatments are generally used in the treatment of mild-to-moderate UC:

•
5-ASAs (mesalamine, sulfasalazine) are used as a first-line, anti-inflammatory therapy although the precise mechanism of action is not known. Many patients also require corticosteroids (see below) to address disease flares and eventually lose response to both drugs requiring progression to the use of immunosuppressants, biologics, or small molecule advanced therapies. 5-ASAs are commonly preferred by physicians and patients for the treatment of IBD due to high tolerability in most patients and generic availability. Side effects may include headache, nausea, dyspepsia, flatulence and diarrhea. Rare but more serious side effects include pleuritis, pericarditis, myocarditis, pancreatitis, cholestic hepatitis, nephritis and renal dysfunction.
•
Corticosteroids (budesonide, prednisone) are used as induction agents and are prescribed for short periods to address disease flares in both mild-to-moderate and moderate-to-severe patients. Corticosteroids are generally administered through an oral or rectal route of administration and are available as generic drugs. Common side effects are mild-to-moderate in intensity and include headache, nausea and mood and sleep changes. Corticosteroids are not considered appropriate for long-term use and are therefore not used for maintenance therapy due to the risk for bone loss, weight gain and cardiovascular complications.
•
Immunosuppressants (methotrexate, thiopurines) are used to wean patients off steroids but rarely as independent maintenance drugs. Immunosuppressants are orally administered, systemically distributed agents and are available as generic drugs. Common side effects include decreased white blood cells (leucopenia), headache, rash, nausea, dyspepsia, alopecia, mild increase in liver enzyme levels, peritoneal abscesses and abnormally low levels of the protein albumin in the blood (hypoalbuminemia).

Moderate-to-Severe UC

The following treatments are generally used in the treatment of moderate-to-severe UC:

•
Biologics (anti-TNF – adalimumab, infliximab; anti-IL-12/IL-23 - ustekinumab, risankizumab; anti-integrin - vedolizumab) are the primary maintenance therapy in moderate-to-severe UC. Biologics are injectable therapies and can be divided into two classes: those targeting cytokines and those targeting cell trafficking. Side effects may include leucopenia, immunosuppression, cancer, infection, and death.
•
S1P Receptor modulators (ozanimod, etrasimod) are an induction and maintenance therapy for moderate-to-severe patients that do not respond to other treatments. Approved S1P modulators are oral agents that are systemically distributed. Common side effects include upper respiratory infection, mild increase in liver enzyme levels, orthostatic hypotension, headache, fever, nausea, arthralgia, hypertension, and increased risk for infections. Rare but serious side effects include serious infections or meningitis, progressive multifocal leukoencephalopathy, bradyarrythmia and atrioventricular conduction delays, liver damage, macular edema and posterior reversible encephalopathy syndrome.
•
JAK inhibitors (tofacitinib, upadacitinib) are an induction and maintenance therapy for severe patients that do not respond to other treatments, including biologics. Approved JAK inhibitors are oral agents that are systemically distributed. Common side effects include nasopharyngitis, elevated cholesterol levels, headache, upper respiratory tract infection, increased blood creatine phosphokinase, rash, diarrhea, herpes zoster, mild neutropenia and anemia and a slight increase in the incidence of certain malignancies (lymphoma, breast cancer and lung cancer). The FDA has a Black Box warning on this drug class for severe risks associated with serious infections, mortality, malignancy, major adverse cardiovascular events, or MACE, and thrombosis.

We believe that current therapeutics for the treatment of UC have the following limitations that we believe NX-13 may address, if approved:

•
Safety and tolerability. Despite a lower severity of disease, many of the current drugs used to treat mild-to-moderate disease have known toxicities and risks. The majority of approved therapeutics for maintenance of moderate-to-severe UC (biologics and JAK inhibitors) work systemically, requiring high exposure levels, resulting in effects on the immune system outside of the gastrointestinal tract. These effects may result in increased risks for cancers, infections, blood clots and death. Given the chronic nature of UC, we believe there is a need for safer options for long-term use.
•
Inconvenient route of administration. The main class of therapy in moderate-to-severe UC is biologics, which are injectable therapies administered intravenously or subcutaneously. This often requires a patient to visit a clinic or specialty care provider. 5-ASAs, the standard-of-care for mild-to-moderate UC, require 2.4 to 4.8 grams per day (two to six tablets daily) when dosed orally. Depending on the response to oral administration, rectal dosing of mesalamine may sometimes be required.
•
Therapeutic gap. We believe there is a significant treatment gap for moderate-to-severe patients between 5-ASA failures and biologics use. Patients are faced with the option of staying on a sub-optimal therapy to which they are losing response or moving into treatment classes with higher safety risks and inconvenient dosing. Potential safety concerns for JAK inhibitors and S1P modulators have limited the use of oral, non-biologic immunomodulators for patients who have failed biologics. We believe there is an unmet need for safer and effective oral drugs that can bridge the treatment gap from 5-ASAs to more advanced therapies.

NX-13 for the Treatment of UC

We believe that NX-13, if approved, has the potential to treat patients prior to their progression into biologics and address the main limitations of current treatments, potentially offering the following advantages:

•
Gut-selective PK with low systemic exposure. In preclinical and clinical studies, we observed low systemic exposure.
•
Tolerability. In initial clinical trials, NX-13 was well tolerated, with no differences in presentation of adverse events, or AEs, clinical chemistry, changes in white blood cell counts, electrocardiogram, or ECG, and other clinical measures at doses significantly higher than the predicted efficacious dose compared to placebo patients. There have been no serious adverse events in any subjects receiving NX-13 to date.

•
Convenient, once-daily, oral dosing.
•
Innovative immunometabolic target not tied to toxicities. We have designed NX-13 to activate a novel target, NLRX1, to induce immunometabolic effects that disfavor effector responses.

NX-13 Mechanism of Action Overview and Preclinical data

Mechanistically, the activation of NLRX1 could have multiple benefits in UC with the ability to modulate epithelial integrity, host-microbiome interactions and mucosal immune responses. As such, we believe NX-13 could provide significant benefits compared to current treatments for UC.

The graphics below illustrate key elements of NLRX1 activation by NX-13.

NX-13 is designed to target NLRX1 and provide therapeutic efficacy by reducing pro-inflammatory effects in CD4+ T cells as well as other immune cells of the gastrointestinal tract, to restore immune balance. NLRX1 was identified as an immunometabolic therapeutic target based on loss of function characterization in animal models of IBD in which the loss of NLRX1 increased disease severity and histological lesions, altered CD4+ T cell differentiation, disrupted epithelial barrier integrity, and negatively influenced gut microbial populations. Through the immunometabolic actions of NLRX1 leading to increased oxidative phosphorylation and decreased NF-κB activity in CD4+ T helper (Th) cells, NX-13 inhibits the differentiation of Th1 and Th17 subsets and overall immune activation. NX-13 is gut-selective with minimal systemic absorption observed in preclinical and clinical studies.

We believe NX-13 has a promising target product profile for the treatment of UC as a once-daily, oral, gut-selective molecule. Early nonclinical and clinical studies of NX-13 have not revealed dose-limiting toxicities at doses well above the intended range. In pre-clinical comparative efficacy studies to 5-ASA, anti-TNF, and tofacitinib, we have observed significantly greater changes in disease activity, biomarkers and histological parameters with NX-13.

Clinical Development of NX-13

We presented the results of our Phase 1a clinical trial of NX-13 in 56 healthy volunteers in March 2021. The trial met all primary and secondary endpoints, and no serious adverse events were reported at any dose level. The data also demonstrated a signal of immunomodulatory activity in terms of lowering fecal calprotectin levels, increasing IL-10 concentrations and decreasing IL-6 concentrations in plasma.

We announced top-line results from our NX-13 Phase 1b trial in 36 UC patients in August 2022. While the trial was not statistically powered for efficacy (and therefore hypothesis generating only), NX-13 treated patients experienced reductions in multiple clinical activity measures. The data showed favorable safety and tolerability profiles across a range of doses, as well as signals of rapid clinical improvement as soon as two weeks in patients’ symptoms and four weeks by endoscopy in exploratory endpoints. This early signal, as well as the data from long-term toxicology studies, support the further evaluation of NX-13 as a potential new treatment for UC.

We have completed and published an in-depth analysis of the clinical, PK and PD data for NX-13 (The Safety, Tolerability, Pharmacokinetics and Clinical Efficacy of the NLRX1 agonist NX-13 in Active Ulcerative Colitis: Results of a Phase 1b Study. J Crohns Colitis. 2023 Nov 11). The analysis showed that treatment with NX-13 induced signs of engagement and upregulation of its target, NLRX1, as well as downstream immunometabolic signaling consistent with preclinical MOA studies.

In the second quarter of 2023, we initiated the NEXUS trial, which is a Phase 2 proof-of-concept clinical trial for NX-13 in patients with moderate-to-severe UC. The NEXUS trial is a randomized, statistically powered, multicenter, double-blind, placebo-controlled, multiple dose, 12-week induction study evaluating 80 patients with moderate-to-severe UC with an LTE period out to one year. All subjects will be randomized to receive either a 250 mg or 750 mg immediate release dose of NX-13 or placebo. The primary objective of the trial is to evaluate the clinical efficacy, safety and pharmacokinetics of oral NX-13 versus placebo (NCT05785715 ClinicalTrials.gov).

We have activated sites in the United States and Europe and are actively recruiting, screening and randomizing patients. We plan to report top-line data from this trial in the fourth quarter of 2024.

Despite currently available treatments, there is still a significant unmet need in the treatment of UC. We believe this need can be met by therapies like NX-13, which are designed to provide (1) oral, once-daily dosing with comparable efficacy to advanced therapies; (2) greater mucosal healing; and (3) improved efficacy and safety for long-term use. We believe that NX-13, with its unique MOA, good tolerability and lack of serious adverse events, once-daily dosing, and promising early clinical data, could potentially transform the current treatment paradigm and be positioned for earlier and broader use in patients with moderate-to-severe UC, if approved.

Preclinical Stage Product Candidates

LABP-66 for the Potential Treatment of MS and Neurodegenerative Disorders

LABP-66 is an oral, small molecule, NLRX1 agonist for the potential treatment of MS and neurodegenerative disorders. NLRX1 is a non-inflammasome-forming mitochondrial-associated NLR, expressed by immune cells systemically and in the CNS. NLRX1 activation down-regulates inflammation in animal models of injury and autoimmune diseases, including the experimental autoimmune encephalomyelitis, or EAE, model of MS and colitis models of IBD. Progressive MS presents with cortical lesions comprised of activated microglia and an overall increase in microglia in the brain. These microglia, as well as IL-12- and TNF-producing dendritic cells, contribute to direct neuronal damage as well as the ongoing demyelination that disrupts axonal architecture. In multiple EAE models, the loss of NLRX1 results in worsening of disease, greater microglial activation, and increased prevalence of spinal cord lesions.

NLRX1 activation can protect neurons from oxidative stress and ameliorate CNS inflammation. We believe LABP-66 may represent a novel approach to addressing an unmet clinical need in neurodegenerative disorders and progressive MS, for which no current therapy slows the progression of cognitive decline and neurological damage.

LABP-73 for the Potential Treatment of Asthma and Eosinophilic Disorders

LABP-73 is a small molecule product candidate that systemically targets NLRX1 for the potential treatment of asthma and eosinophilic disorders. NLRX1 is a mitochondria-associated receptor involved in down-regulating inflammation during bacterial and viral exposure, colitis, MS and chronic pulmonary disease. Asthma encompasses a wide range of allergic and inflammatory diseases. Severe sub-types of asthma, including both neutrophilic and eosinophilic manifestations, lack effective treatment options. We believe that LABP-73, if successfully developed and approved, has the potential to improve on the current treatment options by addressing both epithelial and immune dysfunction to resolve neutrophilic and eosinophilic inflammation, improve pulmonary function and reverse underlying fibrosis.

LABP-69 for the Potential Treatment of RA, UC and CD

LABP-69 is an oral, small molecule product candidate that targets PLXDC2 that we are developing for the potential treatment of RA, UC and CD. RA is characterized by swelling and the loss of mobility in joints caused by excessive inflammation and immune cell infiltration into the joint synovium.

LABP-69 aims to increase IL-10 secretion and down-regulate pro-inflammatory signals and angiogenesis. Results in two rodent models of RA demonstrate the role of PLXDC2 and the effect of LABP-69 in abrogating disease severity. LABP-69 is designed to activate PLXDC2 in a broad array of immune and non-immune cells, shifting them towards an anti-inflammatory state and compounding its therapeutic effects.

Manufacturing

Our drug substance and drug product manufacturing are conducted at third-party contract manufacturing organizations, or CMOs, in India and the United States. All of our CMOs hold applicable licenses, certifications and/or approvals for cGMP manufacturing, analytical testing, packaging, and release operations from multiple drug regulation entities, including the United States Food and Drug Administration, or FDA. Each manufacturer has also been independently qualified through our own internal qualification processes.

Competition

The biotechnology and pharmaceutical industries, and particularly the market for the treatment of inflammatory and immunology-related diseases, are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from many different sources, including major pharmaceutical and specialty pharmaceutical companies, compounding facilities, academic institutions, governmental agencies and public and private research institutions.

We are aware of several other products and product candidates as potential treatments for UC that would compete with NX-13, if approved. In particular, we expect to compete against companies that produce biologic drugs, advanced oral therapies and certain generic products that currently serve the UC market, as well as companies that produce the aminosalicylates, steroids and immunosuppressants that are currently used to treat patients with mild to moderate disease. If approved, NX-13 is expected to compete against companies that produce, or are developing, injectable biologic therapeutics such as AbbVie Inc., Amgen Inc., Boehringer Ingelheim GmbH, Eli Lilly and Co., Janssen Pharmaceuticals, Inc., Pfizer, Inc., Roche Holding Ltd., Sanofi, Teva Pharmaceutical Industries, Takeda Pharmaceutical Company Ltd. and UCB S.A., as well as companies that produce, or are developing, oral therapeutics such as Abivax SA, Bristol-Myers Squibb Co., Galapagos N.V., Gilead Sciences, Inc., Merck & Co, Inc., Morphic Therapeutics, Protagonist Therapeutics, Inc., Reistone Biopharma, Roivant Sciences, Ltd., Salix Pharmaceuticals and Ventyx Biosciences, Inc..

We believe NX-13 is the first drug to target the NLRX1 pathway, and we are not aware of any product candidate targeting the NLRX1 pathways in current clinical development.

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

Many of the companies against which we are competing or may compete against in the future, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated amongst a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaboration arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or that may be necessary for, our programs.

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

NX-13

We hold issued patents covering the NX-13 compound and various uses thereof in the United States, Australia, Brazil, Canada, Chile, China, Eurasia, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, and South Korea. Patent applications pursuing coverage of NX-13 are pending in Argentina and Ukraine. The issued patents and any patents issuing from the pending applications are projected to expire in 2039, absent any surrendered term, adjustments, or extensions.

LABP-69

We hold issued patents covering the LABP-69 compound and uses thereof in the United States and Argentina. We have pending patent applications covering LABP-69 in Canada, China, Europe, Hong Kong and Japan. The issued patents and any patents that may arise from the pending applications are projected to expire in 2041, absent any surrendered term, adjustments, or extensions.

LABP-66

We hold an issued United States patent covering the LABP-66 compound and uses thereof in the United States. We have pending patent applications covering the LABP-66 compound and uses thereof in Argentina, Australia, Brazil, Canada, Chile, China, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, the Russian Federation, and South Korea. The issued United States patent and any patents that may arise from the pending applications are projected to expire in 2041, absent any surrendered term, adjustments, or extensions.

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

In the United States, the term of a patent that covers an FDA-approved drug may be eligible for patent term extension, which permits in some cases restoration of patent term as compensation for patent term lost during the FDA regulatory review process. In certain circumstances, the Hatch-Waxman Act permits a patent term extension of up to five years beyond the unextended expiration date of the United States patent. The length of the patent term extension is related to the length of time the approved drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended. Provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug, or provide an additional period of protection for the approved pharmaceutical product following expiry of the patent. In the future, if our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available. There is no guarantee, however, that the applicable authorities, including the Patent and Trademark Office in the United States and the national patent offices in Europe or other jurisdictions, will agree with our assessment of whether such extensions should be granted, and, if granted, the length of such extensions.

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

Government Regulations

The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs, such as those we are developing. These agencies and other federal, state and local entities regulate multiple aspects of the drug development process including the research and development, testing, manufacture, quality control, patient safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, sampling and export and import of our product candidates.

United States Government Regulation

Preclinical Studies

Preclinical studies include laboratory evaluation (in-vitro) of product chemistry, toxicity and dosage formulation, as well as animal studies (in-vivo) to assess potential safety and efficacy. An Investigational New Drug application, or IND, submitted by the sponsor must contain the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of the IND. Preclinical testing may continue even after the IND is submitted. An IND becomes effective 30 days after receipt by the FDA and the FDA issues a "study may proceed" letter, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the proposed clinical trial can begin. The submission of an IND may not result in the FDA allowing clinical trials to commence for the reasons described above.

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with Good Clinical Practice, or GCP, requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under a protocol which details, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the safety and effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND (or equivalent submission ex-US). In addition, an Institutional Review Board, or IRB, or ethics committee, or EC, at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Information about certain clinical trials must be provided within specific timeframes to the National Institutes of Health, or the NIH, for public dissemination on their www.clinicaltrials.gov website.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•
Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dose determination and tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of the mechanism of action.
•
Phase 2: The drug is administered to a limited patient population in a controlled study, to identify adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dose and schedule.
•
Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate data to statistically demonstrate and evaluate the efficacy and safety of the product in accordance with agreed upon statistical analyses. Additionally for approval, the overall risk-benefit profile of the product and information for the labeling of the product is established.

The FDA or the sponsor may suspend or terminate a clinical trial at any time for any reason, including a finding that the research subjects are being exposed to an unacceptable health risk or untoward situation. Similarly, an IRB or EC can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

Additional Mechanisms to obtain FDA Expedited Review and Approval Programs

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

Orphan Drug Designation

The FDA may grant orphan drug designation to drugs or biologics intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, and there is no reasonable expectation that the cost of developing and marketing the product for this type of disease or condition will be recovered from sales in the United States. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan exclusivity, which means the FDA may not approve any other application to market the same product for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer with orphan exclusivity is unable to assure sufficient quantities of the approved orphan designated product. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity.

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of a New Drug Application, or NDA, or Biologics Licensing Application, or BLA, requesting approval to market the product for one or more indications. In some cases, the submission of an NDA/BLA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision.

In addition, under the Pediatric Research Equity Act of 2003, or PREA, certain marketing applications or supplements to an NDA/BLA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor must have an accepted Pediatric Study Plan, or PSP, in place with the FDA prior to the marketing application. In some cases, the PSP may be a pediatric study deferral.

The FDA conducts a preliminary review of all NDAs/BLAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA/BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA/BLA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held complies with the standards designed to assure the product safety, quality and purity.

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

Before approving an NDA/BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA/BLA, the FDA will inspect one or more clinical trial sites to assure compliance with GCP requirements.

After reviewing the NDA/BLA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA/BLA and may require additional clinical or preclinical testing in order for FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information and product labeling.

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

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA/BLA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

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

In addition, the United States government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor to not cover our product candidates could reduce physician usage of our products candidates, once approved, and have a material adverse effect on our sales, results of operations and financial condition.

United States Healthcare Reform

There have been and continue to be proposals by the federal government, state governments, regulators and third-party payors to control or manage the increased costs of healthcare and, more generally, to reform the United States healthcare system. By way of example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to as the ACA, enacted in March 2010, has had and is expected to continue to have a significant impact on the healthcare industry. The ACA, among other things, imposed a significant annual fee on certain companies that manufacture or import branded prescription drug products, and established a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point of-sale discounts off negotiated prices of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs and therapeutic biologics to be covered under Medicare Part D. The ACA also increased the Medicaid rebate rate and expanded the rebate program to include Medicaid managed care organizations. It also contained substantial new provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for the healthcare industry, impose new taxes and fees on pharmaceutical manufacturers, and impose additional health policy reforms, any or all of which may affect our business.

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminated the health insurance tax. On June 17, 2021, the United States Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the United States Supreme Court ruling on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of 2% per fiscal year, which went into effect in 2013 and, following passage of subsequent legislation, will stay in effect through 2032, unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding.

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services, or CMS, Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights.

While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

It is uncertain whether and how future legislation, whether domestic or foreign, could affect prospects for our product candidates or what actions foreign, federal, state, or private payors for healthcare treatment and services may take in response to any such healthcare reform proposals or legislation, particularly in light of the recent United States presidential election. Adoption of price controls and other cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures reforms may prevent or limit our ability to generate revenue, attain profitability or commercialize our product candidates.

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

Moreover, the federal civil and criminal false claims laws, including the civil False Claims Act, which can be enforced through “qui tam” whistleblower actions, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, or making a false statement or record material to payment of a false claim or avoiding, decreasing, or concealing an obligation to pay money to the federal government. Additionally, the government may assert that a claim including items and services resulting from a violation of the United States federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.

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

The Physician Payments Sunshine Act requires applicable manufacturers of covered drugs to disclose payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and other healthcare professionals (such as physician assistants and nurse practitioners), teaching hospitals as well as information regarding ownership and investment interests held by physicians and their immediate family members.

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

Because of the breadth of these laws and the narrowness of available statutory and regulatory exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant administrative, civil and criminal penalties, damages, fines, imprisonment, disgorgement, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, exclusion of products from reimbursement under United States federal or state healthcare programs, and the curtailment or restructuring of our operations.

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

Data Privacy and Security

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data, including health-related information, and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, sensitive third-party data, business plans, transactions, and financial information (collectively, sensitive data). As a result, we are or may become, subject to numerous data privacy and security obligations, including state, federal and foreign laws, regulations, guidance, and industry standards related to data privacy and security. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, imposes privacy, security and breach notification obligations on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates that perform certain services involving creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities as well as their covered subcontractors. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Further, entities that knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA may be subject to criminal penalties.

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

Other data privacy and security obligations may include, without limitation, state comprehensive privacy laws, such as the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or CPRA, or collectively, CCPA, the European Union’s General Data Protection Regulation 2016/679, or EU GDPR, and the EU GDPR as it forms part of United Kingdom, or UK, law by virtue of section 3 of the European Union (Withdrawal) Act 2018, or UK GDPR.

The CCPA and EU GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. For example, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. Although many of these state comprehensive privacy laws exempt some data processed in the context of clinical trials, these laws increase compliance costs and potential liability with respect to other personal data we maintain about those states’ residents.

Foreign data privacy and security laws (including but not limited to the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the EU GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances.

Employees and Human Capital Resources

As of December 31, 2023, we had 19 full-time employees in activities such as research and development, clinical development, finance, and administration. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate employees, consultants and directors through the granting of stock-based compensation awards.

Corporate Information

We were incorporated under the laws of the State of Delaware in January 2017. Our executive officers and employees work remotely in a “virtual office” setting, and our mailing address is P.O. Box 11239, Blacksburg, VA 24062, and our telephone number is (540) 218-2232.

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
•
We currently have only one clinical-stage product candidate: NX-13. If we are unable to successfully develop, receive regulatory approval for and commercialize our product candidate for any indication, or successfully discover and/or develop any other product candidates, or experience significant delays in doing so, our business will be harmed.
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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $21.9 million and $39.3 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $155.4 million. In January 2023, we completed a private placement of pre-funded warrants to purchase our common stock, in which we received net proceeds of $16.6 million in the Private Placement, after deducting $0.1 million of offering expenses. We have no products approved for commercialization and have never generated any revenue from product sales.

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

To become and remain profitable, we must succeed in developing and eventually commercializing product candidates that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval, and manufacturing, marketing and selling any product candidates for which we may obtain regulatory approval, as well as discovering and developing additional product candidates. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate any revenue from the commercialization of product candidates or revenue that is significant enough to achieve profitability.

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

Our operations have consumed substantial amounts of cash since inception. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect to continue to incur significant expenses and operating losses over the next several years as we complete our ongoing clinical trials of our product candidates, initiate future clinical trials of our product candidates, seek marketing approval for our current clinical product candidates and advance any of our other product candidates we may develop or otherwise acquire. In addition, our product candidates, if approved, may not achieve commercial success. Our future revenue, if any, will be derived from sales of products that we do not expect to be commercially available for a number of years, if at all. If we obtain marketing approval for any product candidates that we develop or otherwise acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing.

As of December 31, 2023, we had cash and cash equivalents of $37.5 million, which we believe will be sufficient to fund our operating expenses and capital requirements into mid-2025. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

•
the scope, progress, costs and results of our ongoing and planned clinical trials, as well as the associated costs, including any unforeseen costs we may incur as a result or preclinical study or clinical trial delays due to global, regional, or local public health crises or other emergencies or natural disasters, or other delays, or additional trials that we have or may undertake as part of our clinical development plans;
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

Unstable economic and market conditions may have serious adverse consequences on our business, financial condition, and stock price.

Global economic and business activities continue to face widespread uncertainties, and global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, bank failures, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks, and uncertainty about economic and geopolitical stability (for example, related to the ongoing Russia-Ukraine and Israel-Hamas conflict). The financial institutions in which we hold our cash and cash equivalents are subject to risk of failure. For example, recent events surrounding certain banks, including Silicon Valley Bank, First Republic Bank, and Signature Bank, created temporary uncertainty on their customers’ cash deposits in excess of Federal Deposit Insurance Corporation limits prior to actions taken by governmental entities. While we do not expect further developments with any such banks to have a material impact on our cash and cash equivalents balance, expected results of operations, or financial performance for the foreseeable future, if further failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash and cash equivalents would adversely affect our business.

The extent of the impact of these conditions on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, as well as that of third parties upon whom we rely, will depend on future developments which are uncertain and cannot be predicted. There can be no assurance that further deterioration in economic or market conditions will not occur, or how long these challenges will persist. If the current equity and credit markets further deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, government or private party grants, debt financings and license and collaboration agreements. We do not currently have any other committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. For example, in January 2023 we completed a private placement of pre-funded warrants to purchase common stock, sold at a price of $5.40 per pre-funded warrant. If these pre-funded warrants, which have an exercise price of $0.10 per share, are exercised in the future, there will be significant dilution caused to our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or product candidates, grant licenses on terms that may not be favorable to us or commit to future payment streams. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Market volatility resulting from global, regional, or local public health crises or other emergencies or natural disasters or other factors may further adversely impact our ability to access capital as and when needed.

Risks Related to the Discovery, Development and Commercialization of our Product Candidates

We currently have only one clinical-stage product candidate: NX-13. If we are unable to successfully develop, receive regulatory approval for and commercialize our product candidate for any indication, or successfully discover and/or develop any other product candidates, or experience significant delays in doing so, our business will be harmed.

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
•
timely receipt of marketing approvals from applicable regulatory authorities;
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

The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that we may never obtain regulatory approval for any product candidates we may seek to develop in the future. Neither we nor any current or future collaborator is permitted to market any drug product candidates in the United States until we receive regulatory approval of a NDA from the FDA. To date, we have only had limited discussions with the European Medicines Agency, or EMA, and other comparable foreign authorities regarding regulatory approval for our product candidates outside of the United States.

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

In addition, we engaged CROs to conduct clinical trials outside the United States.

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
•
potential disruptions caused by global, regional, or local public health crises or other emergencies or natural disasters, including difficulties in initiating clinical sites, enrolling and retaining participants, diversion of healthcare resources away from clinical trials, travel or quarantine policies that may be implemented, and other factors;
•
the patient referral practices of physicians;
•
the ability to monitor patients adequately during and after treatment; and
•
the proximity and availability of clinical trial sites for prospective patients.

For example, in February 2022, we suspended clinical trial activities in Ukraine as a result of the ongoing military conflict with Russia. In March 2022, we terminated all clinical trial activities in Ukraine.

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

Because we have limited financial and management resources, we focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on the development of NX-13 for the treatment of UC. We are reviewing our preclinical programs to optimize the priorities and sequence of our preclinical product candidates and their respective clinical applications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for our product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. For example, there is no guarantee that we will receive royalties on the Acquired Compounds (as defined below) and we have no power over how the Purchasers develop them.

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed.

From time to time, we may estimate the timing of the accomplishment of various scientific, clinical, regulatory, manufacturing and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of preclinical studies and clinical trials and the submission of regulatory filings, including IND submissions. From time to time, we may publicly announce the expected timing of some of these milestones. For example, we initiated a Phase 2 proof-of-concept trial for NX-13 in the second quarter of 2023 and plan to report top-line data in the fourth quarter of 2024. All of these milestones are, and will be, based on a variety of assumptions. The actual timing of these milestones can vary significantly compared to our estimates, and we may need to remove prior guidance as to the timing of these milestones, in some cases for reasons beyond our control. We may experience numerous unforeseen events during, or as a result of, any future clinical trials that we conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates.

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

The United Kingdom's withdrawal from the European Union may adversely impact our ability to obtain regulatory approvals of our product candidates, result in restrictions or imposition of taxes and duties on trade of our products between the United Kingdom and European Union, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the United Kingdom or European Union.

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

The biotechnology and pharmaceutical industries, and particularly the market for the treatment of inflammatory and immunology-related diseases, are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from many different sources, including major pharmaceutical and specialty pharmaceutical companies, compounding facilities, academic institutions and governmental agencies and public and private research institutions.

We are aware of several other products and product candidates as potential treatments for UC that would compete with NX-13, if approved. In particular, we expect to compete against companies that produce biologic drugs that currently dominate the UC market, as well as companies that produce the 5-ASAs, corticosteroids and immunosuppressants that are currently used to treat patients with mild-to-moderate UC.

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

We do not have any cGMP manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the cGMP manufacture of NX-13 and any other product candidates that we may pursue, for clinical development. Any significant delay, including any delays as a result of global, regional, or local public health crises or other emergencies or natural disasters, in the supply of a product candidate or raw material components for an ongoing clinical trial due to the need to replace a third-party CMO could considerably delay the completion of our clinical trials.

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

In addition to the protection provided by our patent estate, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not amenable to patent protection. Although we generally require all of our employees to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we are aware that certain employees may not have signed such agreements and we cannot provide any assurances that all such agreements have been duly executed, or that our trade secrets and other confidential proprietary information will not be disclosed. Moreover, our competitors may independently develop knowledge, methods and know-how equivalent to our trade secrets. Competitors could purchase our products, if approved, and replicate some or all of the competitive advantages we derive from our development efforts for technologies on which we do not have patent protection. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

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

We may be subject to claims challenging the inventorship or ownership of our current or future patents and other intellectual property.

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

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, also imposes obligations, including mandatory contractual terms, on “covered entities,” including certain healthcare providers, health plans, healthcare clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable protected health information for or on behalf of a covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, as well as analogous state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts;
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

There have been judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. Additionally, on June 17, 2021, the United States Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Prior to the United States Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how such challenges, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect until 2032, with the exception of a temporary suspension from May 1, 2020, through March 31, 2022, unless additional Congressional action is taken. In addition, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations. Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the United States Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

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

As of December 31, 2023, we had 19 full-time employees and have engaged various outside consultants, principally in the areas of corporate development and regulatory affairs. As we continue to build our organization and execute on our strategy, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management, business, and development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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
•
trading volume of our common stock;
•
sales of common stock by us, our insiders or our other stockholders, or issuances by us of shares of our common stock in connection with strategic transactions;
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

The stock market in general, and the Nasdaq Capital Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including worsening economic conditions and other adverse effects or developments relating to global, regional, or local public health crises or other emergencies or natural disasters, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this section, could have a significant and material adverse impact on the market price of our common stock.

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

Additionally, the holders of an aggregate of approximately 4.9 million shares of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

We completed a reverse stock split of our shares of common stock, which may reduce and may limit the market trading liquidity of the shares due to the reduced number of shares outstanding and may potentially have an anti-takeover effect.

We completed a reverse stock split, or the Reverse Stock Split, of our common stock by a ratio of one-for-ten (1:10) effective May 26, 2023. The liquidity of our common stock may be adversely affected by the Reverse Stock Split as a result of the reduced number of shares outstanding following the Reverse Stock Split. In addition, the Reverse Stock Split may increase the number of stockholders who own odd lots of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty affecting such sales. Reducing the number of outstanding shares of our common stock through the Reverse Stock Split is intended, absent other factors, to increase the per share market price of our common stock. However, other factors, such as our financial results, market conditions and the market perception of our business may adversely affect the market price of our common stock. As a result, there can be no assurance that the Reverse Stock Split will result in the intended benefits, that the market price of our common stock will remain higher following the Reverse Stock Split or that the market price of our common stock will not decrease in the future.

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

We have broad discretion in the use of our cash and cash equivalents, including our recent private placement of pre-funded warrants.

We have broad discretion over the use of our cash and cash equivalents, including our recent private placement of pre-funded warrants. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. Our failure to apply our cash and cash equivalents effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these proceeds. You will not have the opportunity to influence our decisions on how to use our cash, cash equivalents, and investments.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

Our failure to meet Nasdaq's continued listing requirements could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with the listing requirements of Nasdaq.

General Risks

We are subject to stringent and evolving United States and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we process personal data, including health-related information, and other sensitive data.

As a result, our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information.

In addition, CCPA applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights, such as those noted below. The CCPA provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the CPRA expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal data and establishing a new regulatory agency, or CPPA, to implement and enforce the law. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These state laws and the CCPA provide individuals with certain rights concerning their personal data, including the right to access, correct, or delete certain personal data, and opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, our processing of personal data is or may become subject in certain circumstances to the EU GDPR and/or UK GDPR which impose strict requirements for processing personal data.

For example, under the GDPR, companies may face temporary or definitive bans on processing of personal data and other corrective actions; fines of up to 20 million Euros under the EU GDPR / 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA, and the United Kingdom, or UK, have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-United States Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant United States-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

We publish privacy policies, marketing materials, and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely, may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; interruptions or stoppages in our business operations (including, as relevant, clinical trials); limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

In the ordinary course of our business, we and the third parties upon which we rely process sensitive data, and, as a result, we and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats.

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

As a fully remote company, we face increased risks to our information technology systems and data as our employees utilize network connections, computers, and devices from home, while in transit and in public locations . Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business, including, without limitation, to conduct clinical research and provide certain human resources functions on our behalf. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Unremediated high risk or critical vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.

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

We are subject to taxation in more than one tax jurisdiction. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including changes in the mix of our profitability from jurisdiction to jurisdiction, changes in accounting for income taxes and changes in tax laws, including the recently enacted IRA, which imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements. In the case of changes in tax law, any such changes (particularly those that impact corporate tax rates, the realization of our net deferred tax assets, the taxation of foreign earnings, and the deductibility of expenses) could adversely affect us, possibly with retroactive effect.

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be subject to certain limitations.

Our net operating loss carryforwards, or NOLs, and certain other tax attributes could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under United States tax law. As of December 31, 2023, we had United States federal and state NOLs of $101.2 million and $96.2 million, respectively. $2.1 million of our federal NOLs were generated in the taxable year ended on December 31, 2017. Such NOLs are only permitted to be carried forward for 20 taxable years but may be used to offset up to 100% of future taxable income under applicable United States federal tax law. Under the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, federal NOLs incurred in taxable years beginning after December 31, 2017 and in future years may be carried forward indefinitely, but the deductibility of such NOLs is limited. Our state NOLs may be similarly limited. We have a full valuation allowance for deferred tax assets, including NOLs.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a cumulative change, by value, in the corporation’s ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have not determined whether we have undergone an ownership change in the past or as a result of our initial public offering (but there can be no assurance that we did not) and we may experience ownership changes in the future as a result of shifts in our stock ownership (some of which are outside of our control). If we earn net taxable income and an ownership change has occurred or occurs, our ability to use our NOLs and other tax attributes may be limited, which would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company listed in the United States, we have incurred and will continue to incur significant additional legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and The Nasdaq Stock Market, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, information related to our clinical trials, and information of our employees, or Information Systems and Data.

The Company’s Director of Operations & Administration, with assistance from our third-party cybersecurity vendors, is responsible for identifying, assessing and managing the Company’s cybersecurity threats and risks. Together, they identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods including, for example, manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, evaluating our and our industry’s risk profile, and evaluating threats reported to us.

Depending on the environment and system, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: an incident response policy; incident detection and response tools; risk assessments; encryption of certain data; segregation of certain data; network security controls; access controls; asset management, tracking and disposal; employee training; and monitoring of certain systems. We also have cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, cybersecurity risk is addressed as a component of the Company’s enterprise Risk Management Plan which is reviewed by management on a regular basis.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example, professional services firms, including legal counsel and certain cybersecurity service providers.

We use third-party service providers to perform a variety of functions throughout our business, such as contract research organizations, contract manufacturing organizations, application providers, and information technology support. We prioritize the use of known vendors with experience specific to our industry needs and, depending on the nature of the services to be provided, our contracts with certain vendors include certain contractual provisions related to security.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences”.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. Our audit committee of the board of directors is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight of risks from cybersecurity threats, as outlined in its charter.

Our cybersecurity risk assessment and management processes are implemented and maintained by the Director of Operations & Administration, who reports to the Chief Executive Officer, or CEO, and has experience in identity and access management, escalation and incident response, and risk management. The Director of Operations & Administration is responsible for helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, communicating key priorities to relevant personnel, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response policy is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the Chief Financial Officer, or CFO, and CEO. Management works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response policy includes reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee receives periodic reports from the CFO concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also receives regular reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties.

We do not own or lease any physical premises. Our principal executive offices were located at 1800 Kraft Drive, Suite 216, Blacksburg, Virginia 24060, where we leased approximately 5,500 square feet of office and lab space under a lease that terminated on May 31, 2022. Our executive officers and employees work remotely in a “virtual office” setting, and our mailing address is P.O. Box 11239, Blacksburg, Virginia 24062.

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

Holders of Record

As of March 15, 2024, we had 8 holders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Company Overview

We are a clinical-stage biopharmaceutical company focused on the development of novel, oral, once-daily therapeutics for patients with autoimmune diseases. Our core expertise is the development of compounds that target novel pathways at the interface of immunity and metabolism. Based on our understanding of the role that cellular metabolic pathways have on modulating inflammatory responses, we aim to inhibit these inflammatory responses by changing the metabolic processes in target cells. We believe the therapeutics we develop, if approved, could have a positive impact on the quality of life of patients suffering from autoimmune and chronic inflammatory diseases.

Our current focus and lead product candidate is NX-13, a novel, oral, gut-selective, NLRX1 agonist. We are developing NX-13 as a once-daily, oral treatment for UC and CD that targets NOD-like receptor X1, or NLRX1, a mitochondria-associated receptor that has been associated with the modulation of inflammatory cytokines for UC and CD. NX-13 is designed to target NLRX1 and induce anti-inflammatory effects in CD4+ T cells as well as other cells in the gastrointestinal tract.

In August 2022, we announced top-line results from our NX-13 Phase 1b trial in UC patients. The data showed a favorable safety and tolerability profile across a range of doses, as well as signals of clinical improvement as soon as two weeks in patients’ symptoms and four weeks by endoscopy in exploratory endpoints. We believe that these early signals, as well as the data from long-term toxicology studies, support the potential of NX-13 as a new treatment for UC.

In the second quarter of 2023, we initiated the NEXUS trial, which is a Phase 2, proof-of-concept clinical trial for NX-13 in patients with moderate-to-severe UC. The NEXUS trial is a randomized, statistically powered, multicenter, double-blind, placebo-controlled, multiple dose, 12-week induction study evaluating 80 patients with moderate-to-severe UC with a long-term extension period out to one year. All subjects will be randomized to receive either a 250 mg or 750 mg immediate release dose of NX-13 or placebo. The primary objective of the trial is to evaluate the clinical efficacy, safety and pharmacokinetics of NX-13 versus placebo (NCT05785715 ClinicalTrials.gov).

We have activated NEXUS sites in the United States and Europe and are actively recruiting, screening and randomizing patients. We plan to report top-line data from this trial in the fourth quarter of 2024.

In addition to NX-13, we have several preclinical product candidates, including the following:

•
LABP-66, an oral, small molecule NLRX1 agonist for the potential treatment of multiple sclerosis, or MS, and neurodegenerative disorders,
•
LABP-73, an oral, small molecule NLRX1 agonist for the potential treatment of asthma and eosinophilic disorders; and
•
LABP-69, an oral, small molecule PLXDC2 agonist for the potential treatment of rheumatoid arthritis, or RA, UC and CD.

In January 2023, we entered into a securities purchase agreement, or the Securities Purchase Agreement, with the institutional accredited investors named therein, or the Investors, pursuant to which we issued and sold to the Investors in a private placement, or the Private Placement, pre-funded warrants, or the Pre-Funded Warrants, to purchase an aggregate of 3,090,908 shares, or the Warrant Shares, of our common stock. Each Pre-Funded Warrant has an exercise price of $0.10 per Warrant Share. The purchase price per Pre-Funded Warrant was $5.40. The Pre-Funded Warrants issued in the Private Placement are exercisable at any time but provide that the holder of the Pre-Funded Warrants will not have the right to exercise any portion of its Pre-Funded Warrants if such holder, together with its affiliates and any other persons whose beneficial ownership of common stock would be aggregated with the holder for purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, as amended, would beneficially own in excess of 35% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The Warrant Shares will also be subject to certain registration rights under our Amended and Restated Investors’ Rights Agreement. We received net proceeds of $16.6 million in the Private Placement, after deducting $0.1 million of offering expenses.

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

In conjunction with the Purchase Agreement, we amended the LianBio Agreement (an exclusive collaboration and license agreement, or the LianBio Agreement, with LianBio Respiratory Limited, or Lian, pursuant to which we granted Lian an exclusive license, or the License, to develop, manufacture and commercialize NX-13 and omilancor in China and select Asian markets) to no longer cover the licensing of Licensed Technology relating to omilancor and developmental milestones events were amended to reflect the transfer of Licensed Technology relating to omilancor. Subsequent to the amendment, we are eligible to receive development milestone payments of up to $40.0 million as well as sales-based milestone payments of up to $105.0 million. We are also eligible to receive tiered low-double-digit royalties based on future net sales of NX-13 in the Territory, subject to reductions in specified circumstances. On February 13, 2024, LianBio, the parent of Lian, announced that its Board of Directors had completed its comprehensive strategic review of the company and determined to initiate the wind down of the LianBio’s operations. Lian has the ability to assign its rights under the LianBio Agreement but has no obligation to do so.

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

Since our inception in 2017, we have funded operations through the issuance of convertible preferred stock and convertible promissory notes, through proceeds from our initial public offering, or IPO, through the upfront payment from a license and collaboration agreement with a related party and through the sale of pre-funded warrants in a private placement in January 2023. As of December 31, 2023, we had an accumulated deficit of $155.4 million and we expect to incur substantial operating losses for at least the next several years. As such, we will need to raise additional capital to initiate and complete our planned clinical trials, to continue and expand our research and development operations that support our planned development and clinical and regulatory activities, and to adequately prepare for commercialization of our product candidates that may achieve regulatory approval in the future. As of December 31, 2023, we had cash and cash equivalents of $37.5 million, which we believe will be sufficient to fund our operating expenses and capital requirements into mid-2025. We anticipate that our expenses may increase significantly in connection with our ongoing activities, as we:

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have a higher development cost than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase slightly in 2024 relative to 2023 as a result of our planned clinical trial activities. In the long term, we expect that they will increase and will comprise a larger percentage of our total expenses as we progress and complete our ongoing clinical trials, initiate new clinical trials, continue to discover and develop additional product candidates and prepare regulatory filings for any product candidates that successfully complete clinical trials.

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

Our expenditures are subject to additional uncertainties, and we may never succeed in achieving regulatory approval for our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay, or modify clinical trials of our product candidates. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the United States Food and Drug Administration, or FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to patient enrollment or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development.

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

We expect that our general and administrative expenses will remain relatively stable in 2024 relative to 2023, and increase in the long term as we support our expanded infrastructure, including the development of a commercialization infrastructure for any product candidates for which we may obtain regulatory approval. Our expenditures are subject to uncertainties, including the terms and timing of regulatory approvals, and the expense of filing, prosecuting, defending and enforcing any patent claims or other intellectual property rights.

Interest and Other Income, net

Interest and other (expense) income, net, primarily consists of grant expense related to a grant agreement with the National Institutes of Health, or NIH, and interest income received from money market funds, certificates of deposit and available-for-sale marketable securities. In 2020, we were awarded a grant by the NIH for a phase 2 proof-of-concept efficacy study of omilancor in Crohn's disease patients. The grant award provided for reimbursement of actual, allowable costs incurred. As of the twelve months ended December 31, 2023, we had received $1.2 million of funding under the grant, which was used to reimburse expenses incurred under our phase 2 study of omilancor in patients with Crohn’s disease during the grant funding periods. In February 2023, we transferred omilancor and certain other assets to our scientific founder, however the NIH did not approve the transfer of the grant to the scientific founder. During the three months ended September 30, 2023, we made the decision to terminate the grant and repay the grant proceeds to the NIH due to an evaluation of the ongoing effort to continue the grant relative to the benefit of maintaining the grant. As a result of this decision, we determined that repayment of the grant is probable, which resulted in a change in estimate and the recording of a liability of $1.2 million in accrued liabilities on the Condensed Consolidated Balance Sheet as of December 31, 2023 and a corresponding charge for $1.2 million included in interest and other (expense) income, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the twelve months ended December 31, 2023. In connection with the termination of the grant, we are conducting certain close-out procedures, in which the NIH may review our performance, cost structures and compliance with applicable laws, regulations, policies and standards and the terms and conditions of the grant. If any of our expenditures are found to be unallowable or allocated improperly, we may incur additional costs.

Results of Operations

Comparison of the years ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$11,999	$25,680
General and administrative	10,728	14,881
Total operating expenses	22,727	40,561
Loss from operations	(22,727)	(40,561)
Other income:
(Loss) gain from foreign exchange	(44)	26
Interest and other income, net	836	1,259
Other income, net	792	1,285
Net loss	$(21,935)	$(39,276)

Research and Development Expenses

Research and development expenses were $12.0 million for the year ended December 31, 2023 compared to $25.7 million for the year ended December 31, 2022. The decrease of $13.7 million was primarily attributable to reduced clinical activities due to the wind down of the omilancor and LABP-104 programs, which were transferred in February 2023 pursuant to the Purchase Agreement, and also due to reduced NX-13 Phase 1b clinical trial costs, partially offset by the initiation of the NX-13 Phase 2 trial. Additionally, there was a decrease in depreciation expense.

The following table summarizes our research and development expenses by product candidate or development program for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
External costs by clinical program:
Omilancor	$(61)	$8,314
NX-13	6,196	7,381
LABP-104	7	1,543
Total external costs by clinical program:	6,142	17,238
Compensation	4,677	4,445
Other	1,180	3,997
Total research and development expenses	$11,999	$25,680

General and Administrative Expenses

General and administrative expenses were $10.7 million for the year ended December 31, 2023 compared to $14.9 million for the year ended December 31, 2022. The decrease of $4.2 million was primarily attributable to a decrease in compensation costs, Directors and Officers insurance, recruiting and consulting costs, and a one-time charge incurred in connection with a lease termination in the prior year. These decreases were partially offset by an increase in legal costs.

Other Income, net

Other income, net, was $0.8 million for the year ended December 31, 2023 compared to other income, net of $1.3 million for the year ended December 31, 2022. The decrease of $0.5 million was primarily due to the repayment of the NIH grant revenue received in 2022, partially offset by a decrease in amortization of the premium on marketable securities and an increase in interest income.

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

In March 2022, we filed a shelf registration statement on Form S-3, or the 2022 Shelf Registration Statement, with the SEC. The 2022 Shelf Registration Statement became effective in August 2022. The 2022 Shelf Registration Statement permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination. As of December 31, 2023, we had $200.0 million of common stock remaining that can be sold under the 2022 Shelf Registration Statement, although this amount will be limited for as long as we are subject to General Instruction I.B.6 of Form S-3, which limits the amount of funds we can raise through primary public offerings of securities in any twelve-month period using a registration statement on Form S-3 to one-third of the aggregate market value of the shares of our common stock held by non-affiliates. Therefore, we will be limited in the amount of proceeds we are able to raise by selling shares of our common stock using Form S-3, including the 2022 Shelf Registration Statement, until such time as our public float held by non-affiliates exceeds $75.0 million.

In January 2023, we entered into a securities purchase agreement, or the Securities Purchase Agreement, with the institutional accredited investors named therein, or the Investors, pursuant to which we issued and sold to the Investors in a private placement, or the Private Placement, pre-funded warrants, or the Pre-Funded Warrants, to purchase an aggregate of 3,090,908 shares, or the Warrant Shares, of our common stock. Each Pre-Funded Warrant has an exercise price of $0.10 per Warrant Share. The purchase price per Pre-Funded Warrant was $5.40. The Pre-Funded Warrants issued in the Private Placement are exercisable at any time but provide that the holder of the Pre-Funded Warrants will not have the right to exercise any portion of its Pre-Funded Warrants if such holder, together with its affiliates and any other persons whose beneficial ownership of common stock would be aggregated with the holder for purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, as amended, would beneficially own in excess of 35% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The Warrant Shares will also be subject to certain registration rights under our Amended and Restated Investors’ Rights Agreement. We received net proceeds of $16.6 million in the Private Placement, after deducting $0.1 million of offering expenses.

As of December 31, 2023, we had approximately $37.5 million in cash and cash equivalents and an accumulated deficit of $155.4 million. We had no indebtedness as of December 31, 2023.

The following table summarizes our sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(20,477)	$(45,771)
Net cash provided by investing activities	7,775	74,060
Net cash provided by financing activities	13,567	—
Net change in cash, cash equivalents and restricted cash	$865	$28,289

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $20.5 million, consisting primarily of our net loss of $21.9 million, partially offset by a net change of $0.4 million in our operating assets and liabilities and non-cash charges of $1.0 million. The net change in our operating assets and liabilities was primarily due to a decrease in prepaid expenses and other current assets, partially offset by a net decrease in accounts payable and other liabilities. The non-cash charges consist primarily of $1.0 million of stock-based compensation expense. Net cash used in operating activities for the year ended December 31, 2022 was $45.8 million, consisting primarily of our net loss of $39.3 million and a net change of $10.1 million in our operating assets and liabilities, partially offset by non-cash charges of $3.6 million. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable and other liabilities. The non-cash charges consist primarily of $2.0 million of stock-based compensation expense, $1.2 million related to the amortization of the premium on marketable securities and $0.6 million of depreciation expense.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2023 was $7.8 million, consisting of proceeds from sales and maturities of marketable securities. Net cash used in investing activities for the year ended December 31, 2022 was $74.1 million, consisting of proceeds from sales and maturities of marketable securities, partially offset by purchases of available-for-sale marketable securities.

Financing Activities

Net cash provided by financing activities in the year ended December 31, 2023 of $13.6 million primarily related to net proceeds received from the issuance of pre-funded warrants for the purchase of common stock, partially offset by the repurchase and retirement of common stock.

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

We believe that our existing cash and cash equivalents as of December 31, 2023, will be sufficient to fund our operating expenses and capital requirements into mid-2025. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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

Our future commercial revenue, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements and marketing and distribution arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Pursuant to the Securities Purchase Agreement, the Investors are entitled to exercise the pre-funded warrants to purchase an aggregate of 3,090,908 shares of our common stock. If the Investors were to exercise their outstanding Pre-Funded Warrants, existing stockholders will recognize significant dilution. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

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

At contract inception and through December 31, 2023, we determined that the LianBio Agreement contains a single performance obligation to deliver the License, which represents functional intellectual property given the functionality of the License is not expected to change substantially as a result of our ongoing activities.

We determined that the upfront fixed payment of $18.0 million is the initial transaction price. The potential development milestone payments that we are eligible to receive upon the successful achievement of certain regulatory approvals or activities were excluded from the initial transaction price, as the milestone amounts were fully constrained based on the probability of achievement. The royalties and sales milestone payments are excluded from the transaction price under the sales- or usage-based royalty exception of Topic 606. We will reevaluate the transaction price, including all constrained amounts, at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and we will adjust our estimate of the transaction price as necessary. We will recognize the royalties and sales milestone payments as revenue when the associated sales occur, and relevant sales-based thresholds are met. As of June 30, 2021, we had completed the transfer of the License and know-how necessary and, as such, recognized the full $18.0 million upfront payment as revenue. No additional revenue has been recognized subsequent to that date.

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

Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our cash is held in interest-bearing money market accounts. Our cash equivalents are held in United States government treasury securities and certificates of deposit. Due to the short- term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2023 and 2022.

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

Item 8. Financial Statements and Supplementary Data.

Landos Biopharma, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Landos Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Landos Biopharma, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Raleigh, North Carolina

March 21, 2024

Landos Biopharma, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$37,499	$36,640
Marketable securities, available-for-sale	—	7,762
Restricted cash	50	—
Prepaid expenses and other current assets	491	851
Total current assets	38,040	45,253
Total assets	$38,040	$45,253

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,375	$3,435
Accrued liabilities	4,874	2,687
Total current liabilities	6,249	6,122
Total liabilities	6,249	6,122
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized, 3,116,729 and 4,025,489 shares issued and outstanding as of December 31, 2023 and 2022, respectively	31	40
Additional paid-in capital	187,122	172,575
Accumulated other comprehensive loss	—	(57)
Accumulated deficit	(155,362)	(133,427)
Total stockholders’ equity	31,791	39,131
Total liabilities and stockholders’ equity	$38,040	$45,253

The accompanying notes are an integral part of these consolidated financial statements.

Landos Biopharma, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022
Operating expenses:
Research and development	$11,999	$25,680
General and administrative	10,728	14,881
Total operating expenses	22,727	40,561
Loss from operations	(22,727)	(40,561)
Other income:
(Loss) gain from foreign exchange	(44)	26
Interest and other income, net	836	1,259
Other income, net	792	1,285
Net loss	$(21,935)	$(39,276)
Net loss per share, basic and diluted	$(3.50)	$(9.76)
Weighted-average shares used to compute net loss per share, basic and diluted	6,275,856	4,025,489
Comprehensive loss:
Net loss	$(21,935)	$(39,276)
Unrealized gain on available-for-sale securities	57	168
Comprehensive loss	$(21,878)	$(39,108)

The accompanying notes are an integral part of these consolidated financial statements.

Landos Biopharma, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	4,025,489	$40	$170,604	$(225)	$(94,151)	$76,268
Stock compensation expense	—	—	1,971	—	—	1,971
Unrealized gain on available-for-sale securities	—	—	—	168	—	168
Net loss	—	—	—	—	(39,276)	(39,276)
Balance at December 31, 2022	4,025,489	$40	$172,575	$(57)	$(133,427)	$39,131
Repurchase and retirement of common stock	(908,644)	(9)	(2,991)	—	—	(3,000)
Issuance of pre-funded warrants for the purchase of common stock, net of issuance costs	—	—	16,567	—	—	16,567
Fractional shares adjustment due to reverse stock split	(116)	—	—	—	—	—
Stock compensation expense	—	—	971	—	—	971
Unrealized gain on available-for-sale securities	—	—	—	57	—	57
Net loss	—	—	—	—	(21,935)	(21,935)
Balance at December 31, 2023	3,116,729	$31	$187,122	$—	$(155,362)	$31,791

The accompanying notes are an integral part of these consolidated financial statements.

Landos Biopharma, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,935)	$(39,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	577
Stock-based compensation expense	971	1,971
Amortization of premium on marketable securities	44	1,150
Non-cash loss on termination of lease	—	137
Gain on sale of equipment	—	(210)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	360	415
Accounts payable	(2,129)	(9,473)
Other liabilities	2,212	(1,016)
Net cash used in operating activities	(20,477)	(45,771)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(7)
Proceeds from sale of property and equipment	—	236
Purchase of available-for-sale marketable securities	—	(3,671)
Proceeds from sales and maturities of marketable securities	7,775	77,502
Net cash provided by investing activities	7,775	74,060
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of pre-funded warrants for the purchase of common stock, net of issuance costs	16,567	—
Repurchase and retirement of common stock	(3,000)	—
Net cash provided by financing activities	13,567	—
Net change in cash, cash equivalents and restricted cash	865	28,289
Cash, cash equivalents and restricted cash at beginning of period	36,640	8,305
Effect of exchange rates on cash	44	46
Cash, cash equivalents and restricted cash at end of period	$37,549	$36,640

Supplemental non-cash disclosure: NONCASH INVESTING AND FINANCING ACTIVITY:
Non-cash gain on sale of fixed assets	$—	$14
Operating right-of-use asset obtained in exchange for operating lease liability	$—	$824
Derecognition of operating right-of-use asset and operating lease liability upon termination of lease	$—	$714
Unrealized gain on available-for-sale marketable securities	$57	$168
Non-cash deferred financing costs	$-	$25

The accompanying notes are an integral part of these consolidated financial statements.

Landos Biopharma, Inc.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Landos Biopharma, Inc. (“Landos” or “the Company”) was incorporated in the state of Delaware in January 2017 and is a clinical-stage biopharmaceutical company focused on the development of oral therapeutics for patients with autoimmune diseases. The Company has several development programs, each discovered internally, targeting novel pathways at the interface of immunity and metabolism.

Reverse Stock Split

In May 2023, the Company’s stockholders approved a reverse stock split at the annual meeting of stockholders, and subsequently, the Company effected a one-for-ten (1-for-10) reverse stock split (the “Reverse Stock Split”) of its outstanding common stock and a corresponding reduction in the total number of authorized shares of its common stock from 200,000,000 to 20,000,000. All references to common stock, pre-funded warrants to purchase common stock, options to purchase common stock, restricted stock units, share data, per share data and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders of record who would otherwise have been entitled to receive a fractional share received a cash payment in lieu thereof.

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

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Landos Biopharma Australia Pty Ltd. (“Landos Australia”). All intercompany balances and transactions have been eliminated in consolidation.

Liquidity

As of December 31, 2023, the Company had cash and cash equivalents of $37.5 million, which it believes will be sufficient to fund its planned operations for at least one year from the issuance of these consolidated financial statements. Since the Company’s inception in 2017, it funded operations through the issuance of convertible preferred stock and convertible promissory notes, the proceeds from its IPO, the upfront payment from the license and collaboration agreement and the sale of pre-funded warrants in a private placement. As of December 31, 2023, the Company had an accumulated deficit of $155.4 million and expects to incur substantial operating losses for at least the next several years. As such, the Company will need to raise additional capital to initiate and complete its planned clinical trials, to continue and expand its research and development operations that support its planned discovery, development and clinical and regulatory activities, and to adequately prepare for commercialization of its product candidates that may achieve regulatory approval in the future.

Consolidated Financial Statements in United States Dollars

The Company’s functional currency is the United States dollar as the United States dollar is the currency of the primary economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. Transactions and balances denominated in dollars are presented at their original amounts. Transactions and balances denominated in foreign currencies have been re-measured to dollars. All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the consolidated statement of operations and comprehensive loss as other income, net. Net foreign currency transaction gains and losses were not material for the years ended December 31, 2023 and 2022.

Use of Estimates

The preparation of consolidated financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include but are not limited to estimates for accrued liabilities, fair value of equity instruments and uncertain tax positions. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents. Bank deposits are held by accredited financial institutions and these deposits may at times be in excess of insured limits. The Company limits its credit risk associated with cash and cash equivalents by placing them with financial institutions it believes are of high quality. The Company has not experienced any losses on its deposits of cash or cash equivalents as of December 31, 2023.

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

Revenue Recognition for Out-License Arrangements

To date, all of the Company’s revenue has been derived from its license agreement with LianBio Respiratory Limited (“Lian”) (Note 7).

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

Government Assistance Tax Credits

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided refundable employee retention credits (“ERC”), which are used to offset payroll tax liabilities. During the three months ending June 30, 2023, the Company determined that it qualified for an ERC in the amount of $0.6 million related to labor costs recognized during the years ended December 31, 2020 and 2021 and filed its amended employment tax returns to claim this credit. The Company recorded $0.4 million of the offset as a reduction to research and development expense and $0.2 million as a reduction to general and administrative expense in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss. In August 2023, the Company received all $0.6 million of refunds.

NIH Grant Income

In 2020, the Company was awarded a grant by the National Institutes of Health (“NIH”) for a phase 2 proof-of-concept efficacy study of omilancor in Crohn's disease patients. The grant award provided for reimbursement of actual, allowable costs incurred. As of the twelve months ended December 31, 2023, the Company had received $1.2 million of funding under the grant, which was used to reimburse expenses incurred under its phase 2 study of omilancor in patients with Crohn’s disease during the grant funding periods. In February 2023, the Company transferred omilancor and certain other assets to its scientific founder, however the NIH did not approve the transfer of the grant to the scientific founder. During the three months ended September 30, 2023, the Company made the decision to terminate the grant and repay the grant proceeds to the NIH due to an evaluation of the ongoing effort to continue the grant relative to the benefit of maintaining the grant. As a result of this decision, the Company determined that repayment of the grant is probable, which resulted in a change in estimate and the recording of a liability of $1.2 million in accrued liabilities on the Condensed Consolidated Balance Sheet as of December 31, 2023 and a corresponding charge for $1.2 million included in interest and other (expense) income, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the twelve months ended December 31, 2023.

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

	Year Ended December 31,
	2023	2022
Numerator:
Net Loss	$(21,935)	$(39,276)
Denominator:
Weighted-average shares of common stock issued and outstanding	3,261,162	4,025,489
Weighted-average pre-funded warrants outstanding	3,014,694	—
Weighted-average shares used to calculate net loss per common share, basic and diluted	6,275,856	4,025,489
Net loss per common stock, basic and diluted	$(3.50)	$(9.76)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the periods presented, because their inclusion would be anti-dilutive:

	Years Ended December 31,
	2023	2022
Stock options to purchase common stock	493,038	330,860
Restricted stock units	98,567	—
Total	591,605	330,860

Comprehensive Loss

The Company’s comprehensive gain is currently comprised of changes in unrealized gains on available-for-sale securities.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

Emerging Growth Company Status

The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (“the JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these combined and consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-23, which requires an allowance for expected credit losses on financial assets be recognized as early as day one of the instrument. This ASU departs from the incurred loss model which means the probability threshold is removed. It considers more forward-looking information and requires the entity to estimate its credit losses as far as it can reasonably estimate. The ASU was effective for fiscal years beginning after December 15, 2019 for public business entities that are United States Securities and Exchange Commission (“SEC”) filers, excluding entities eligible to be smaller reporting companies (“SRC”). For all other public business entities, including SRC, the ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company's adoption of ASU 2016-13 as of January 1, 2023 did not have a material impact on the condensed consolidated financial statements and accompanying notes.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, FASB issued ASU 2023-09, which requires improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU is effective for fiscal years beginning after December 15, 2024 for public business entities that are SEC filers. The Company expects to adopt the new standard in the annual reporting period beginning after December 15, 2024 and does not expect the adoption of this ASU to have a material impact on the consolidated financial statements.

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

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Aggregate fair value
Assets:
Money market fund	$17,867	$—	$—	$17,867
Certificates of deposit	12,078	—	—	12,078
Total assets	$29,945	$—	$—	$29,945

	December 31, 2022
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
U.S. government treasury securities	$25,442	$—	$—	$25,442
Fixed income securities	—	6,639	—	6,639
Asset backed securities	—	1,123	—	1,123
Total assets	$25,442	$7,762	$—	$33,204

The contractual maturities of available for sale securities of December 31, 2023 and 2022, are as follows (in thousands):

	December 31,
	2023	2022
Within one year	$—	$6,669
Within one to five years	—	1,093
Total contractual maturities	$—	$7,762

The Company’s financial instruments consist of Level 1 and Level 2 assets. The Company values its Level 1 assets based on quoted prices in active markets for identical instruments. Level 1 assets consist primarily of highly liquid money market funds, certificates of deposit and United States government treasury securities that are included in cash equivalents. The Company values its Level 2 assets consisting of fixed income securities and asset backed securities with the help of a third-party pricing service using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses such pricing data as the primary input, to which no material adjustments have been made during the periods presented, to make its determination and assessments as to the ultimate valuation of these assets. The fair values of these instruments approximate amortized cost. There were no transfers into or out of Level 3 securities during the year ended December 31, 2023 and 2022.

3. Asset Purchase and Redemption Agreement

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

4. Consolidated Balance Sheet Components

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2023	2022
Accrued research and development	$2,353	$1,222
Accrued general and administrative	718	271
Accrued payroll and employee benefits	1,803	1,194
Total accrued liabilities	$4,874	$2,687

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

Rent expense was $0 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively.

Retained Compounds Royalty Agreement

Pursuant to the terms of the Purchase Agreement entered into by the Company and the Purchasers in February 2023, the Company entered into a royalty agreement whereby the Purchasers are eligible to receive a 2% royalty of all net sales by the Company of any products containing certain compounds that the Company retained following the closing under the Purchase Agreement (“Retained Compounds Royalty Agreement”). The Company recognizes such royalty payment obligations when such payments are probable and reasonably estimable. Due to the uncertainty related to the ongoing research and development activities, obtaining regulatory approval and achieving successful commercialization to which net sales could be derived, the Company has not recognized a royalty obligation as of and for the twelve months ended December 31, 2023.

NIH Grant

In 2020, the Company was awarded a grant by the NIH for a phase 2 proof-of-concept efficacy study of omilancor in Crohn's disease patients. The grant award provided for reimbursement of actual, allowable costs incurred. As of the twelve months ended December 31, 2023, the Company had received $1.2 million of funding under the grant, which was used to reimburse expenses incurred under its phase 2 study of omilancor in patients with Crohn’s disease during the grant funding periods. In February 2023, the Company transferred omilancor and certain other assets to its scientific founder, however the NIH did not approve the transfer of the grant to the scientific founder. During the three months ended September 30, 2023, the Company made the decision to terminate the grant and repay the grant proceeds to the NIH due to an evaluation of the ongoing effort to continue the grant relative to the benefit of maintaining the grant. As a result of this decision, the Company determined that repayment of the grant is probable, which resulted in a change in estimate and the recording of a liability of $1.2 million in accrued liabilities on the Condensed Consolidated Balance Sheet as of December 31, 2023 and a corresponding charge for $1.2 million included in interest and other (expense) income, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the twelve months ended December 31, 2023.

6. Equity and Stock-Based Compensation

Securities Purchase Agreement

In January 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with the institutional accredited investors named therein (the “Investors”), pursuant to which the Company issued and sold to the Investors in a private placement (the “Private Placement”) pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 3,090,908 shares (the “Warrant Shares”) of the Company’s common stock. Each Pre-Funded Warrant has an exercise price of $0.10 per Warrant Share. The purchase price per Pre-Funded Warrant was $5.40. The Company received net proceeds of $16.6 million in the Private Placement, after deducting $0.1 million of offering expenses.

The Pre-Funded Warrants issued in the Private Placement provide that the holder of the Pre-Funded Warrants will not have the right to exercise any portion of its Pre-Funded Warrants if such holder, together with its affiliates and any other persons whose beneficial ownership of common stock would be aggregated with the holder for purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, as amended, would beneficially own in excess of 35% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The Warrant Shares will also be subject to certain registration rights under the Company’s Amended and Restated Investors’ Rights Agreement. As of December 31, 2023, none of the Pre-Funded Warrants have been exercised.

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

2019 Equity Incentive Plan

In December 2019, the board of directors of the Company (the “Board”) adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the grant of share-based awards, including stock options and restricted stock units, to employees, directors, and non-employee service providers of the Company. As of December 31, 2023, there are approximately 613,877 shares available for future grants. The number of shares of common stock reserved for issuance under the 2019 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2020 and continuing through January 1, 2029, in an amount equal to the least of (i) 5% of the total number of shares of the Company’s capital stock issued and outstanding on the last day of the calendar month before the date of each automatic increase; (ii) 182,490 shares; or (iii) a lesser number of shares determined by the Company’s board of directors. Subject to this provision, the Company added 155,836 shares available for grant to the 2019 Plan effective January 1, 2024.

2021 Employee Stock Purchase Plan

In January 2021, the Board adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The purpose of the 2021 ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum efforts toward the Company’s success. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code for United States employees. As of December 31, 2023, there were approximately 119,378 shares available for future grants under the 2021 ESPP. The number of shares of common stock reserved for issuance under the 2021 ESPP automatically increases on January 1 of each calendar year, starting on January 1, 2022 and continuing through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s capital stock issued and outstanding on the last day of the calendar month before the date of each automatic increase; or (ii) a lesser number of shares determined by the Board. Subject to this provision, the Company added 31,167 shares available for grant to the 2021 ESPP effective January 1, 2024. As of December 31, 2023, no shares of common stock had been purchased under the 2021 ESPP.

2022 Inducement Plan

In March 2022, the Board adopted the 2022 Inducement Plan. The 2022 Inducement Plan is a non-stockholder approved stock plan under which the Company may grant equity awards to induce highly-qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with a proprietary interest in the Company. The Company intends that the 2022 Inducement Plan be reserved for persons to whom the Company may issue securities without stockholder approval as an inducement pursuant to Nasdaq Marketplace Rule 5635(c)(4). The number of shares of common stock reserved for issuance under the 2022 Inducement Plan was initially determined to be 100,000 shares. As of December 31, 2023, there were 100,000 shares available for future grants under the 2022 Inducement Plan.

Summary of Company's Stock Option Activity

A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2022	330,860	$16.49	9.1	$—
Granted	164,247	3.83
Exercised	—	—
Forfeited/Expired	(2,069)	7.19
Balance as of December 31, 2023	493,038	$12.31	8.3	$5,436
Exercisable and vested at December 31, 2023	163,388	$22.58	8.1	$427
Vested and expected to vest as of December 31, 2023	493,038	$12.31	8.3	$5,436

The weighted average fair value of options to purchase common stock granted in the years ended December 31, 2023 and 2022 was $2.83 and $6.41, respectively.

The fair value of each stock option award is estimated on the grant-date using the Black-Scholes option pricing model. The inputs used below are subjective and require significant judgment to determine.

	Years Ended December 31,
	2023	2022
Expected term (in years)	6.0	6.0
Risk-free interest rate	4.1%	3.2%
Expected volatility	84.9%	81.8%
Dividend rate	—%	—%
Fair value of common stock	$2.8	$6.4

Risk-free interest rate. The Company bases the risk‑free interest rate assumption on the United States Treasury’s rates for United States Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

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

Restricted Stock Units

The 2019 Plan provides for the award of restricted stock units. During the year ended December 31, 2023, the Company granted restricted stock units to employees that were subject to time-based vesting conditions that lapse between two and three years from date of grant, assuming continued employment.

A summary of the Company’s restricted stock unit activity from January 1, 2023 to December 31, 2023 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	—	$—
Granted	99,807	3.70
Exercised	—	—
Forfeited/Expired	(1,240)	3.70
Unvested as of December 31, 2023	98,567	$3.70

Stock-Based Compensation

The allocation of stock-based compensation expense was as follows (in thousands):

	Years Ended December 31,
	2023	2022
Research and development	$340	$638
General and administrative	631	1,333
Total stock-based compensation expense	$971	$1,971

At December 31, 2023, the unrecognized compensation cost related to outstanding time-based options was $1.5 million and is expected to be recognized as expense over approximately 2.6 years.

At December 31, 2023, the total compensation cost related to unvested restricted stock units granted under the 2019 Plan but not yet recognized was approximately $0.3 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

7. License and Collaboration Agreement

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

The Company concluded that Lian meets the definition of a customer because the Company is delivering intellectual property and other services in which the parties are not jointly sharing the risks and rewards. Therefore, the Company concluded that the promises summarized above represent transactions with a customer within the scope of ASC 606. Given that Lian is not obligated to purchase any minimum amount or quantities of Products, the supply of Products for clinical and commercial purposes was determined to be an option for Lian, rather than a performance obligation of the Company at contract inception and will be accounted for if and when exercised. The Company also determined that Lian’s option to purchase Products does not create a material right as the expected pricing is not at a discount. At contract inception and through December 31, 2023, the Company determined that the contract contains a single performance obligation to deliver the License, which represents functional intellectually property given the functionality of the License is not expected to change substantially as a result of the Company’s ongoing activities.

The Company determined that the upfront fixed payment of $18.0 million is the initial transaction price. The potential development milestone payments that the Company is eligible to receive upon the successful achievement of certain regulatory approvals or activities were excluded from the transaction price, as the milestone amounts were fully constrained based on the probability of achievement. The royalties and sales milestone payments are excluded from the transaction price under the sales- or usage-based royalty exception of ASC 606. The Company will reevaluate the transaction price, including all constrained amounts, at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and the Company will adjust its estimate of the transaction price as necessary. The Company will recognize the royalties and sales milestone payments as revenue when the associated sales occur, and relevant sales-based thresholds are met. The Company assessed the arrangement with Lian and concluded that a significant financing component does not exist. As of June 30, 2021, the Company had completed the transfer of the License and know-how necessary and, as such, recognized the full $18.0 million upfront payment as revenue. No additional revenue has been recognized subsequent to that date.

On February 13, 2024, LianBio, the parent of Lian, announced that its Board of Directors had completed its comprehensive strategic review of the company and determined to initiate the wind down of the LianBio’s operations. Lian has the ability to assign its rights under the LianBio Agreement but has no obligation to do so.

8. Income Taxes

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate:

	Years Ended December 31,
	2023	2022
Federal statutory income tax rate	21.00%	21.00%
State taxes, net of federal benefit	3.62%	3.85%
Permanent differences	(0.29)%	(0.66)%
Other credits	1.07%	2.27%
Foreign rate differential	(0.08)%	0.06%
Foreign true-ups	0.14%	—
Other	(3.69)%	(0.01)%
Change in valuation allowance	(21.79)%	(26.51)%
Provision for income taxes	(0.03)%	—%

The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

	Years Ended December 31,
	2023	2022
Deferred tax assets (liabilities):
Accruals	$1,197	$636
Stock-based compensation	494	1,223
Fixed assets	20	33
Intangible assets	339	374
Unrealized gain	34	29
Prepaid assets	(22)	(64)
Capitalized research and development costs under Section 174	7,359	5,696
Net operating loss carryforwards	26,289	22,999
Research and development credits	3,175	3,181
Research and development credits unrecognized tax benefits	(317)	(318)
Valuation allowance	(38,568)	(33,789)
Net deferred tax assets (liabilities)	$—	$—

At December 31, 2023 and 2022, the Company evaluated all significant available positive and negative evidence, including the existence of losses in recent years and management’s forecast of future taxable income, and, as a result, determined it was more likely than not that federal and state deferred tax assets, including benefits related to net operating loss carryforwards, would not be realized. The valuation allowance was increased from $33.8 million at December 31, 2022 to $38.6 million at December 31, 2023.

The Tax Cuts and Jobs Act (“TCJA”) requires taxpayers to capitalize and amortize research and experimental (“R&D”) expenditures under section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during the prior year and resulted in the capitalization of R&D costs $29.5 million and $24.4 million as of December 31, 2023 and December 31, 2022, respectively. The Company will amortize these costs for tax purposes over 5 years if the R&D was performed in the United States and over 15 years if the R&D was performed outside the United States. These rules also are in effect for its foreign subsidiaries and the calculation of global intangible low-taxes income (“GILTI”) for the Company, of which $0.9 million and $0.8 million of foreign R&D costs have been capitalized as of December 31, 2023 and December 31, 2022, respectively, and will be amortized for tax purposes over 15 years. Given the Company’s current period loss position, this adjustment does not currently have an impact on cash taxes.

As of December 31, 2023, the Company has $101.2 million and $96.2 million of federal and state net operating loss carryforwards, respectively. Federal net operating loss carryforward incurred prior to 2018 as well as the state net operating loss carryforward begin to expire in 2037. Federal net operating losses incurred in 2018 and after have an unlimited carryforward period. The Company also has $1.9 million of Australian net operating loss carryforwards which also have an unlimited carryforward period. Because the Company has incurred cumulative net operating losses since inception, all tax years remain open to examination by United States federal, state, and foreign income tax authorities.

The Company had an unrecorded tax benefit of $0.3 million due to uncertain tax positions as of December 31, 2023 and 2022. The Company's policy for recording interest and penalties is to record them as a component of interest expense and operating expenses, respectively. As of December 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions. The total unrecorded benefit would affect the effective tax rate but for the Company's valuation allowance. The Company does not expect a material change in unrecognized tax benefits within the next 12 months.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2023	2022
Balance at the beginning of the year	$318	$319
Additions for tax positions taken in the current year	—	37
Reduction for prior tax positions	(1)	(38)
Balance at the end of the year	$317	$318

Potential 382 limitation

The Company’s ability to utilize its net operating loss (“NOL”) and R&D credit carryforwards may be substantially limited due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain stockholders or public groups.

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

Our management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer has concluded that as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-K was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding any required disclosure.

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

As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.

We have adopted the Landos Code of Business Conduct and Ethics that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is available on our website at www.landosbiopharma.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Item 11. Executive Compensation.

Information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

Information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

The following report and financial statements of the Company are included in this Annual Report on Form 10-K:

•
Report of Independent Registered Public Accounting Firm
•
Consolidated Balance Sheets
•
Consolidated Statements of Operations and Comprehensive Loss
•
Consolidated Statements of Changes in Stockholders’ Equity
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

10.5+

Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 001-39971), filed with the Securities and Exchange Commission on March 31, 2021).

10.6†

Exclusive Collaboration and License Agreement by and between the Company and Lian Respiratory Limited, dated May 14, 2021 (incorporated by reference to Exhibit 1.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39971), filed with the Securities and Exchange Commission on July 29, 2021).

10.7^

Securities Purchase Agreement by and between the Company and the investors that are a party thereto, dated January 4, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39971), filed with the Securities and Exchange Commission on January 5, 2023).

10.8

Amendment No. 1 to the Amended and Restated Investor’s Rights Agreement, dated January 10, 2023, by and between the Company and the investors that are a party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39971), filed with the Securities and Exchange Commission on January 13, 2023).
10.9†^

Asset Purchase and Redemption Agreement, by and between the Company and the counter parties identified therein, dated February 28, 2023. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-39971), filed with the Securities and Exchange Commission on February 28, 2023).

10.10†

First Amendment to License and Collaboration Agreement, by and between the Company and LianBio Respiratory Limited, dated February 28, 2023 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 001-39971), filed with the Securities and Exchange Commission on March 23, 2023).

10.11+

Employment Agreement by and between the Company and Gregory Oakes, effective as of June 20, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39971), filed with the Securities and Exchange Commission on August 11, 2022).

10.12+

Offer Letter by and between the Company and Fabio Cataldi, effective as of September 5, 2022 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K (File No. 001-39971), filed with the Securities and Exchange Commission on March 23, 2023).

10.13+

Severance Agreement by and between the Company and Fabio Cataldi, effective as of September 5, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-39971), filed with the Securities and Exchange Commission on May 12, 2023).

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1*

Certification of Principal Executive and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Landos Biopharma, Inc. Incentive Compensation Recoupment Policy
101.INS*	Inline XBRL Instance Document. – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

LANDOS BIOPHARMA, INC.

Date: March 21, 2024	By:	/s/ Gregory Oakes
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

Signature	Title	Date

/s/ Gregory Oakes	Chief Executive Officer and Director	March 21, 2024
Gregory Oakes	(Principal Executive and Financial Officer)

/s/ Christopher Garabedian	Chairman of the Board of Directors	March 21, 2024
Christopher Garabedian

/s/ Roger Adsett	Director	March 21, 2024
Roger Adsett

/s/ Alka Batycky	Director	March 21, 2024
Alka Batycky

/s/ Fred Callori	Director	March 21, 2024
Fred Callori

/s/ Tiago Girao	Director	March 21, 2024
Tiago Girao

/s/ Tim M. Mayleben	Director	March 21, 2024
Tim M. Mayleben