Form 10-K/A
period 2023-12-31
Landos Biopharma, Inc.
filed 2024-04-16
CIK 1785345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-K/A
(Amendment No. 1)

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
common equity held by
non-affiliates
as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price of $4.207 as reported on the Nasdaq Stock Market on that date was $5.6 million.
As of April 15, 2024, the registrant had 3,119,226 shares of common stock, $0.01 par value per share, outstanding.

EXPLANATORY NOTE
Landos Biopharma, Inc. (“Landos,” “we,” “us,” “our” or the “Company”) is filing this Amendment No. 1 (the “Amendment”) to amend its Annual Report on
Form 10-K
for the fiscal year ended December 31, 2023 (File Number
001-39971)
(the “Original
Form 10-K
Filing”), as filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 21, 2024, solely for the purpose of amending Items 10 through 14 in Part III and Item 15 in Part IV. The information in Part III was previously omitted from the Original
Form 10-K
Filing in reliance on General Instruction G(3) to
Form 10-K,
which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year covered by the report. On March 24, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bespin Subsidiary, LLC, a Delaware corporation and a wholly owned subsidiary of Guarantor (“Parent”), Bespin Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), and solely for the limited purposes set forth therein, AbbVie Inc. (“AbbVie” or “Guarantor”), providing for, among other things, our merger with Merger Sub (the “Merger”), with Landos surviving the Merger as a wholly owned subsidiary of Parent. As a result, we do not expect to conduct a 2024 annual meeting of stockholders. See “Agreement and Plan of Merger” below for a description of the Merger Agreement.
In accordance with, among other things,
Rule 12b-15
under the Securities Exchange Act of 1934, as amended, each item of the Original
Form 10-K
Filing that is amended by the Amendment is also restated in its entirety, and the Amendment is accompanied by a currently dated certification on Exhibits 31.2 by the Company’s Chief Executive Officer (because no financial statements have been included in the Amendment and the Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certification have been omitted). The Amendment is being filed to: (i) delete the reference on the cover of the Original
Form 10-K
Filing to the incorporation by reference information from the Company’s definitive proxy statement, (ii) revise Part III, Items 10 through 14 of the Original
Form 10-K
Filing to include information previously omitted from the Original
Form 10-K
Filing and (iii) revise the Exhibit Index of the Original
Form 10-K
Filing to reflect the filing of the new certifications.
No attempt has been made in the Amendment to modify or update the other disclosures presented in the Original
Form 10-K
Filing. The Amendment does not reflect events occurring after the filing of the Original
Form 10-K
Filing or modify or update those disclosures that may be affected by subsequent events, other than as expressly indicated in the Amendment. Accordingly, the Amendment should be read in conjunction with the Original
Form 10-K
Filing and the Company’s other filings with the SEC.
Agreement and Plan of Merger
On March 24, 2024, the Company entered into the Merger Agreement with Parent, Merger Sub, and solely for the limited purposes set forth therein, AbbVie. At the effective time of the Merger (the “Effective Time”):

(i)
each share of common stock of the Company, par value $0.01 per share (each, a “Share”), outstanding immediately prior to the Effective Time, but excluding any Share: (i) owned by the Company or any wholly owned subsidiary of the Company as treasury stock or otherwise, (ii) held directly or indirectly by AbbVie, Parent or Merger Sub or any other wholly owned subsidiary of AbbVie or (iii) issued and outstanding immediately prior to the Effective Time and that is held by a holder who has not voted in favor of the adoption of the Merger Agreement or consented thereto in writing and is entitled to demand and properly demands appraisal of such Share, as applicable, will be converted automatically into the right to receive (A) $20.42 in cash (the “Closing Amount”), plus (B) one contractual contingent value right (each, a “CVR”) representing the right to receive a contingent payment of $11.14 in cash upon the achievement of a specified milestone as set forth in, and subject to the terms and conditions of, a Contingent Value Right Agreement substantially in the form attached as Exhibit D to the Merger Agreement (the “CVR Agreement”), in each case, without interest and subject to any applicable withholding taxes;

i

(ii)
each stock option to acquire Shares (each, a “Company Option”) outstanding immediately prior to the Effective Time, whether vested or unvested, having an exercise price per Share that is less than or equal to the Closing Amount will be cancelled and converted into the right to receive (A) cash in an amount equal to the product of (x) the total number of Shares subject to such Company Option immediately prior to the Effective Time, multiplied by (y) the excess of (I) the Closing Amount over (II) the exercise price payable per Share under such Company Option and (B) one CVR for each Share subject to such Company Option, in each case, without interest and subject to any applicable withholding taxes; any Company Option outstanding immediately prior to the Effective Time, whether vested or unvested, having an exercise price per Share that is greater than the Closing Amount will be cancelled for no consideration and have no further force or effect;

(iii)
each outstanding restricted stock unit award of the Company (each, a “Company RSU”) outstanding immediately prior to the Effective Time will fully vest, be cancelled, and convert into the right to receive (A) a lump sum payment of cash in an amount equal to the product of (x) the Closing Amount multiplied by (y) the number of Shares subject to such Company RSU and (B) one CVR for each Share subject to such Company RSU, in each case, without interest and subject to any applicable withholding taxes; and

(iv)
each warrant exercisable for Shares (each, a “Company Warrant”) outstanding immediately prior to the Effective Time will be deemed to have been exercised in full in a “cashless exercise,” pursuant to the Warrant Agreement effective immediately prior to and contingent upon the closing of the Merger, and will be converted automatically into the right to receive (a) an amount in cash equal to the Closing Amount multiplied by (x) the total number of Shares underlying the Company Warrant as of immediately prior to the Effective Time, multiplied by (y)(A)(1) the Closing Sale Price (as defined in that certain
Pre-Funded
Warrant, the form of which is attached to the Securities Purchase Agreement, dated as of January 4, 2023, between the Company and purchasers thereto (the “Warrant Agreement”)) per share of common stock as of the Trading Day (as defined in the Warrant Agreement) on the date immediately preceding the date on which the closing of the Merger actually occurs (the “Applicable Closing Price”) minus (2) the Exercise Price (as defined in the Warrant Agreement) per Share of such Company Warrant, divided by (B) the Applicable Closing Price and (b) a number of CVRs equal to the total number of Shares underlying the Company Warrant as of immediately prior to the Effective Time.

The transaction is not subject to a financing condition. In addition, Guarantor has provided a guarantee, pursuant to which Guarantor has agreed to guarantee Parent’s payments and obligations under the Merger Agreement and the CVR Agreement.
The consummation of the Merger is subject to certain customary conditions, including: (i) receipt of approval of the Merger and adoption of the Merger Agreement by the Company’s stockholders; (ii) receipt of required regulatory approvals or clearances, if any, with respect to certain antitrust laws and (iii) the absence of any law or order prohibiting or making illegal the consummation of the Merger.
The Company has made customary representations, warranties and covenants in the Merger Agreement, including certain covenants regarding the operation of the business of the Company and its subsidiaries prior to the Effective Time. The Company will be subject to customary
“no-shop”
restrictions, subject to a “fiduciary out” provision that allows the Company, under certain specified circumstances, to provide information to, and participate in discussions and engage in negotiations with, third parties with respect to an alternative transaction proposal if the board of the Company determines in good faith, after consultation with its outside legal counsel and outside financial advisor(s), that such alternative acquisition proposal constitutes or would reasonably be expected to constitute or lead to a superior proposal for an alternative transaction, and that the failure to take such actions would be inconsistent with the fiduciary duties of the Company’s directors under applicable law.
The Merger Agreement includes a remedy of specific performance for the parties thereto. The Merger Agreement also contains certain termination rights for each of the Company and Parent and provides that, upon the termination of the Merger Agreement under certain specified circumstances, including (i) termination by the Company to accept, and enter into a definitive agreement with respect to, a superior proposal for an alternative transaction and (ii) termination by Parent due to a change in the recommendation of the Company’s board of directors with respect to the Merger Agreement, the Company will be required to pay a termination fee of $7,000,000. The termination fee will also be payable if (1) the Merger Agreement is terminated under certain circumstances and (2) a proposal (or intention to make a proposal) to acquire more than 50% of the Company’s stock or assets is publicly made or announced (and not subsequently withdrawn) and (3) the Company enters into a definitive agreement for, or completes, any transaction involving the acquisition of more than 50% of its stock or assets within twelve months of such termination.

ii

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
B
OARD
OF
D
IRECTORS
The following table sets forth information with respect to our current directors, including their ages as of March 31, 2024. There are no family relationships among any of our directors.

Name	Age	Position(s)
Gregory Oakes	56	Chief Executive Officer and Director
Roger Adsett	55	Director
Alka Batycky	54	Director
Fred Callori	56	Director
Christopher Garabedian	57	Chairman and Director
Tiago Girão	44	Director
Tim M. Mayleben	63	Director
Gregory Oakes
has served as our Chief Executive Officer and as a director since June 2022. He served as President, North America, Vifor Pharma, Inc., and Executive Vice President, Vifor Pharma from September 2020 until November 2021. Mr. Oakes previously served as Corporate Vice President, Global Integration Lead for Otezla
®
(apremilast) at Amgen, Inc. from November 2019 to August 2020. Prior to Amgen, Mr. Oakes served as Corporate Vice President and U.S. General Manager at Celgene Corp from July 2017 to November 2019. Mr. Oakes also served as the Global Commercial Integration Lead at Celgene where he helped steer the $74 billion acquisition by Bristol-Myers Squibb and the $13.4 billion divestiture of Otezla
®
. From January 2010 to July 2017, Mr. Oakes held several positions at Novartis AG, including Senior Vice President, Market Access & Primary Care and as Head of Sandoz Biopharmaceuticals, North America. He began his career at Schering-Plough (Merck) where he held executive roles in both the U.S. and Europe. Mr. Oakes served on the board of directors of First Wave BioPharma, Inc. from April 2020 to June 2022. Mr. Oakes holds a bachelor’s degree in Marketing and Business Administration from Edinboro University and an MBA from Clemson University. Our board of directors believes that Mr. Oakes is qualified to serve as a director based on his extensive management experience in the biopharmaceutical industry.
Roger Adsett
has served as a director since March 2022. He has served as Chief Operating Officer at Insmed Incorporated since November 2019. From September 2016 to November 2019, he served as Chief Commercial Officer at Insmed Incorporated. Mr. Adsett holds a B.A. in English and Economics from Bucknell University and an M.B.A from The Wharton School at the University of Pennsylvania. Our board of directors believes that Mr. Adsett is qualified to serve as a director based on his experience as an executive in the global biotechnology and pharmaceutical industry.
Alka

Batycky

has served as a director since May 2023. Dr. Batycky served as Chief Development Officer at Finch Therapeutics Group, Inc. from February 2022 until March 2023. From July 2019 to April 2021, she served as Chief Development Officer at Ohana Biosciences, Inc., and from August 2016 to June 2019 she served as the Chief Operating Officer at Akashi Therapeutics, Inc. Dr. Batycky holds a B.S. in Toxicology and Pharmacology as well as a Ph.D. in Toxicology from the University of London, School of Pharmacy. Our board of directors believes that Dr. Batycky is qualified to serve as a director because of her experience as an executive in the life sciences industry.
Fred Callori
has served as a director since August 2021. Mr. Callori has served as a director for Astria Therapeutics, Inc. since January 2021. Mr. Callori has also served as Senior Vice President, Corporate Development at Xontogeny, LLC, a life sciences accelerator, since September 2017. In addition, Mr. Callori serves as a partner in the Perceptive Xontogeny Venture Funds, a position he has held since December 2019. Prior to Xontogeny and Perceptive, from 1998 to August 2017, Mr. Callori was a partner in the Life Science and Emerging Companies practices of Choate, Hall & Stewart LLP. Mr. Callori holds a J.D. from Boston University School of Law and a B.A. in Economics from Binghamton University. Our board of directors believes that Mr. Callori is qualified to serve as a director because of his experience in the life sciences industry and his corporate governance experience.

Christopher Garabedian
has served as a director since September 2017 and has served as our Chairman since November 2021. He founded Xontogeny in June 2016 and serves as its Chairman and Chief Executive Officer. Mr. Garabedian also serves as Portfolio Manager at Perceptive Advisors, a position he has held since May 2017. He previously served as the President and Chief Executive Officer of Sarepta Therapeutics, Inc. from January 2011 to March 2015, as well as a member of the board of directors from June 2010 to March 2015. Mr. Garabedian earned a B.S. in Marketing from the University of Maryland. Our board of directors believes that Mr. Garabedian is qualified to serve as a director based on his extensive management experience in the biopharmaceutical industry.
Tiago Girão
has served as a director since April 2021. Mr. Girão has served as Chief Financial Officer of Roivant Sciences Companies since April 2019. Mr. Girão has more than 20 years of experience in accounting, finance, and operations of U.S. and global private and public companies. Previously, Mr. Girão served as the Chief Financial Officer of Cytori Therapeutics Inc. from September 2014 to March 2019 and served as a Vice President of Finance from September 2014 to January 2019 and as a Senior Vice President of Operations from February 2019 to March 2019. Mr. Girão holds a degree in accounting from Universidade de Fortaleza. Our board of directors believes that Mr. Girão is qualified to serve as a director because of his extensive financial experience in the life sciences industry.
Tim M. Mayleben
has served as a director since May 2021. He also served as our President and Chief Executive Officer from November 2021 to June 2022. He served as President and Chief Executive Officer of Esperion Therapeutics, Inc. from December 2012 to May 2021 and served on the board of directors of Esperion Therapeutics, Inc. from February 2010 to May 2021. Mr. Mayleben has served as a member of the board of directors of Marinus Pharmaceuticals, Inc. since December 2008, and has served as the Lead Independent Director since November 2022 and previously served in this role from 2017 to February 2019. He previously served as a member of the board of directors of Loxo Oncology, Inc. from July 2015 until its acquisition by Eli Lilly in February 2019. Mr. Mayleben earned an M.B.A., with distinction, from the J.L. Kellogg Graduate School of Management at Northwestern University, and a B.B.A. from the University of Michigan, Ross School of Business. Our board of directors believes that Mr. Mayleben is qualified to serve as a director based on his experience as an executive in the life sciences industry.
Audit Committee and Audit Committee Financial Expert
The Audit Committee of the Board of Directors was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions. The principal duties and responsibilities of our Audit Committee include, among other things:

•	selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

•	helping to ensure the independence and performance of the independent registered public accounting firm;

•
discussing the scope and results of the audit with the independent registered public accounting firm and reviewing, with management and the independent accountants, our interim and year-end
operating results;

•	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

•	reviewing our policies on risk assessment and risk management;

•	reviewing related party transactions;

•
obtaining and reviewing a report by the independent registered public accounting firm, at least annually, that describes its internal quality-control procedures, any material issues with such procedures and any steps taken to deal with such issues when required by applicable law; and

•
approving (or, as permitted,
pre-approving)
all audit and all permissible
non-audit
services, other than de minimis
non-audit
services, to be performed by the independent registered public accounting firm.

The Audit Committee is currently composed of three

directors: Tiago Girão, Roger Adsett and Alka Batycky, with Mr. Girão serving as chair.

The Audit Committee met five

times during fiscal year 2023. The Board has adopted a written Audit Committee charter that is available to stockholders on our website at
www.landosbiopharma.com
.

The Board of Directors reviews the Nasdaq Stock Market (“Nasdaq”) listing standards definition of independence for Audit Committee members on an annual basis. Our board of directors has determined that Messrs. Girão and Adsett and Dr. Batycky meet the independence requirements of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, Rule
10A-3
under the Securities Exchange Act of 1934, or the Exchange Act, and the applicable listing standards of Nasdaq. Each member of our audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, the board has examined each audit committee member’s scope of experience and the nature of their prior and/or current employment. .
The Board of Directors has also determined that Mr. Girão qualifies as an “audit committee financial expert,” as defined in applicable SEC rules.

The Board made a qualitative assessment of Mr. Girão’s level of knowledge and experience based on a number of factors, including his formal education and previous and current experience in financial and accounting roles.
Code of Ethics
The Company has adopted the Landos

Code of Business Conduct and Ethics that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is available on our website at
www.landosbiopharma.com
.

If the Company makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.

EXECUTIVE OFFICERS
The following table sets forth certain information with respect to our current executive officers, including their ages as of March 31, 2024. There are no family relationships among any of our executive officers.

Name	Age	Position
Gregory Oakes	56	Chief Executive Officer and Director
Fabio Cataldi	57	Executive Vice President and Chief Medical Officer
The biography of Mr. Oakes is set forth above under “Board of Directors.”
Fabio Cataldi
has served as our Executive Vice President and Chief Medical Officer since September 2022. Dr. Cataldi has over twenty years of diverse and extensive experience in medicine and drug development in the United States and Italy. He most recently served as Vice President and Therapeutic Area Head of Gastroenterology at Arena Pharmaceuticals from June 2019 until August 2022. Prior to joining Arena Pharmaceuticals, Dr. Cataldi served as Team Lead of Gastroenterology and Immunology in Global Pharmaceutical Research and Development at AbbVie from August 2017 to June 2019. Previously, Dr. Cataldi worked at Shire as Vice President of Clinical Development in Internal Medicine/Gastroenterology from July 2015 until July 2017. Dr. Cataldi holds an MD from the Second University of Naples (SUN) in Medicine and Surgery.
Item 11. Executive Compensation.
EXECUTIVE COMPENSATION
This section provides a summary of the compensation of our “named executive officers,” who are the three executive officers listed in the “Summary Compensation Table” below. In addition to presenting quantitative compensation information in the tables below, this section also provides a qualitative description of the material factors helpful to an understanding of such data.
Summary Compensation Table
The following table sets forth information regarding compensation awarded to, earned by and paid to our named executive officers with respect to the years ended December 31, 2023 and 2022.

Name and principal position	Year	Salary ($) (4)	Bonus ($)		Stock awards ($) (5)	Option awards ($) (5)	Non-equity incentive plan compensation ($) (6)	All other compensation ($) (7)		Total ($)
Gregory Oakes (1)	2023	612,667	—			129,995	422,740	9,900		1,175,302
Chief Executive Officer and Director	2022	320,769	150,000			956,872	324,900	9,000		1,761,541
Fabio Cataldi (2)	2023	460,542	50,000	(8)	102,398	50,461	211,849	9,900		885,150
Executive Vice President and Chief Medical Officer	2022	148,458	—		—	257,840	66,507	4,454		477,259
Patrick Truesdell (3)	2023	288,219	—		36,852	27,237	—	121,437	(9)	473,745
Former Vice President, Controller and Principal Accounting Officer	2022	197,885	—		—	54,657	65,191	4,500		322,233

(1)	Mr. Oakes’ service with us as Chief Executive Officer commenced in June 2022.
(2)	Dr. Cataldi’s service with us commenced in September 2022.
(3)	Mr. Truesdell’s service with us commenced in May 2022. Mr. Truesdell resigned as our Vice President, Controller and Principal Accounting Officer effective November 10, 2023.
(4)
Each named executive officer’s base salary is a fixed component of annual compensation for performing specific duties and functions and has been established by taking into account each individual’s roles, responsibilities, skills and expertise. For Mr. Truesdell, the amount also includes accrued and unused vacation time paid at termination.

(5)
In accordance with SEC rules, the amounts in this column represent the aggregate grant date fair value of the option awards determined in accordance with FASB ASC Topic 718. See “—Outstanding Equity Awards at December 31, 2023.” The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The significant factors and assumptions incorporated in the Black-Scholes-Merton model used to estimate the value of the options are described in Note 6 to the financial statements included in our Annual Report on Form
10-K
for the year ended December 31, 2023.

(6)
Represents a performance-based bonus awarded based upon the achievement of individual and company performance goals and conditions at our company as determined by our board of directors. See “—Agreements with our Named Executive Officers and Potential Payments Upon Termination of
Employment—Non-Equity
Incentive Plan Compensation.”

(7)
Except as noted, represents employer contributions to retirement plans. Amounts shown reflect corrections to previously reported amounts to such named executive officer’s all other compensation for fiscal year 2022.

(8)
Amount represents a retention bonus paid in 2023 in accordance with Dr. Cataldi’s offer letter. See “—Agreements with our Named Executive Officers and Potential Payments Upon Termination of Employment—Offer Letter with Dr. Cataldi.”

(9)
In addition to the amounts described in footnote (7) above, this amount includes $113,463 in separation-related payments as described below in “—Agreements with our Named Executive Officers and Potential Payments upon Termination of Employment— Agreements with Mr. Truesdell.” The Company provided Mr. Truesdell with severance benefits consistent with those contemplated by his severance agreement, effective December 8, 2022 and as described below. Pursuant to such severance agreement, we agreed to pay (i) Mr. Truesdell’s base salary for the four-month period following the separation date of November 10, 2023, totaling $103,333 and (ii) payment of COBRA premiums for a period of up to four months totaling $10,130.

Outstanding Equity Awards at December 31, 2023
The following table sets forth certain information about outstanding equity awards granted to our named executive officers that were outstanding as of December 31, 2023. All share numbers, share prices and exercise prices have been adjusted to reflect our May 2023 reverse stock split.

		Option Awards (1)					Stock Awards (1)(2)
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price per share ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($) (3)
Gregory Oakes	06/20/2022	62,903	104,821	(4)	7.90	06/19/2032
	02/28/2023		47,529	(5)	3.70	02/27/2033
Fabio Cataldi	09/05/2022	12,501	27,498	(6)	8.90	09/04/2032
	02/28/2023		18,449	(5)	3.70	02/27/2033	27,675	101,291
Patrick Truesdell	05/03/2022	3,562	5,438	(7)	8.70	06/10/2024
	02/28/2023		9,960	(5)	3.70	06/10/2024	9,960	36,454

(1)	All of the awards listed in this table were granted under our 2019 Plan.
(2)
The shares underlying these restricted stock unit (“RSUs”) vest as to 66 2/3% of the shares underlying the RSU on the second anniversary of the date of grant and shall vest as to 33 1/3% of the shares underlying the RSU on the third anniversary of the date of grant, subject to the recipient’s continuous service with the Company on each such date.

(3)	The market value is based on the closing price of our common stock as of December 29, 2023 of $3.66 per share.
(4)
The shares subject to this award vest and become exercisable over a four-year period commencing on June 20, 2022, with 25% of the option vesting on June 20, 2023 and the remaining 75% vesting in equal monthly installments over the thirty-six
months thereafter.

(5)
The shares subject to this award vest and become exercisable over a four-year period commencing on February 28, 2023, with 25% of the option vesting on February 28, 2024 and the remaining 75% vesting in equal monthly installments over the thirty-six
months thereafter.

(6)
The shares subject to this award vest and become exercisable over a four-year period commencing on September 5, 2022, with 25% of the option vesting on September 5, 2023 and the remaining 75% vesting in equal monthly installments over the thirty-six
months thereafter.

(7)
The shares subject to this award vest and become exercisable over a four-year period commencing on May 3, 2022, with 25% of the option vesting on May 3, 2023 and the remaining 75% vesting in equal monthly installments over the thirty-six
months thereafter.

Agreements with our Named Executive Officers and Potential Payments upon Termination of Employment
Employment Agreement with Mr. Oakes
In connection with his appointment as the Chief Executive Officer of the Company, Mr. Oakes and the Company entered into an employment agreement, effective as of June 20, 2022 (the “Oakes Agreement”).
Under the terms of the Oakes Agreement, Mr. Oakes will receive an initial annual base salary of $600,000 and will be eligible to receive an annual performance bonus with a target of 60% of Mr. Oakes’ then-current base salary. Any actual annual performance bonus amount will be based upon our Board’s good faith assessment of Mr. Oakes’ and his attainment of individual and corporate performance goals, as established by the Board in its reasonable discretion but with input from Mr. Oakes, and Mr. Oakes’ continued service through the date any such bonus is paid. Mr. Oakes is also eligible to receive a retention bonus, subject to specific terms and conditions set forth in the Oakes Agreement (the “Retention Bonus”). In accordance with the Oakes Agreement, Mr. Oakes was granted an option to purchase 1,677,251 shares of common stock with an exercise price equal to the closing price of our common stock on June 17, 2022. 25% of the shares subject to the option shall vest on the one-year
anniversary of the date of grant and the remaining shares shall vest in 36 equal monthly installments thereafter, subject to Mr. Oakes’ continued service. Mr. Oakes also entered into a confidentiality, inventions assignment, non-competition
and
non-solicitation
agreement.
Pursuant to the terms of the Oakes Agreement, Mr. Oakes’ employment is at will and may be terminated at any time by us or Mr. Oakes.
If we terminate Mr. Oakes’ employment without “Cause,” or if Mr. Oakes terminates his employment for “Good Reason” (each, as defined in the Oakes Agreement) at any time except on or within twelve (12) months following the effective date of a Corporate Transaction, as defined in our 2019 Equity Incentive Plan (such period, the “Corporate Transaction Measurement Period”), Mr. Oakes will be eligible to receive (i) severance payments, in the form of salary continuation, in an amount equal to 12 months of his then-current base salary, (ii) payment of COBRA premiums for a period of up to 12 months, (iii) eligibility to receive a bonus for the prior calendar year if no bonus has been paid at the time of termination (the “Completed Year Bonus”); (iv) an additional payment equivalent to the pro rata portion of Mr. Oakes’ current year target bonus, prorated to reflect the partial year of service (the “Pro Rata Bonus”); (v) forgiveness of his obligation to repay the Retention Bonus, if applicable; and (vi) accelerated vesting of all outstanding unvested time-based equity awards that would have become vested during the 12 months following the termination date.
If we terminate Mr. Oakes’ employment without Cause or if Mr. Oakes terminates his employment for Good Reason during the Corporate Transaction Measurement Period, Mr. Oakes will be eligible to receive (i) a lump sum severance payment in an amount equal to 18 months of his then-current base salary, (ii) payment of COBRA premiums for a period of up to 18 months, (iii) eligibility for the Completed Year Bonus; (iv) the Pro Rata Bonus; (iv) forgiveness of his obligation to repay the Retention Bonus, if applicable; and (v) 100% accelerated vesting of all outstanding unvested time-based equity awards as of the termination date.

The severance benefits described above are conditioned upon Mr. Oakes executing and making effective and irrevocable a separation agreement that includes a general release as well as his compliance with certain non-competition,
non-solicitation,
non-disparagement
and
non-disclosure
obligations, resignation from all positions with our company and return of all company property.
Offer Letter with Dr. Cataldi
We entered into an offer letter agreement with Dr. Cataldi in September 2022. Pursuant to his offer letter, Dr. Cataldi is entitled to an initial annual base salary of $455,000, an annual performance bonus with a target of 40% of Dr. Cataldi’s then-current base salary and certain severance benefits, as described below. Any actual annual performance bonus amount that Dr. Cataldi earned will be based upon our Board’s good faith assessment of him and his attainment of individual and corporate performance goals, as established by the Company in its reasonable discretion and Dr. Cataldi’s continued service through the date any such bonus is paid. Dr. Cataldi’s offer letter also entitled him to a retention bonus in the amount of $50,000, which was advanced in a lump sum on January 1, 2023, which such retention bonus Dr. Cataldi would have been required to repay if his employment with our company ended for any reason on or before January 1, 2024. Dr. Cataldi is eligible to participate in the employee benefit plans generally available to our employees, and is subject to customary confidentiality covenants. Pursuant to the terms of the offer letter, Dr. Cataldi’s employment is at will and may be terminated at any time by us or Dr. Cataldi.
Severance Agreement with Dr. Cataldi
We have entered into a severance agreement with Dr. Cataldi, effective September 5, 2022 (the “Cataldi Severance Agreement”). Pursuant to the Cataldi Severance Agreement, if we terminate Dr. Cataldi’s employment without “Cause” or if Dr. Cataldi terminates his employment for “Good Reason” (each as defined in the Cataldi Severance Agreement) at any time, Dr. Cataldi will be eligible to receive severance payments, in the form of salary continuation, in an amount equal to 12 months of his then-current base salary. In addition, if we terminate Dr. Cataldi’s employment without Cause or if Dr. Cataldi terminates his employment for Good Reason at any time during the 12 months following the effective date of a Corporate Transaction, as defined in our 2019 Equity Incentive Plan, Dr. Cataldi will be eligible to receive 100% accelerated vesting of all outstanding unvested time-based equity awards as of the termination date.
The severance benefits described above are conditioned upon Dr. Cataldi executing and making effective and irrevocable a separation agreement that includes a general release as well as his compliance with certain non-competition,
non-solicitation,
non-disparagement
and
non-disclosure
obligations, resignation from all positions with our company and return of all company property.
Non-Equity
Incentive Plan Compensation
We seek to motivate and reward our executives for achievements relative to our corporate goals and expectations for each fiscal year. Each of our named executive officers is eligible to receive an annual performance bonus based on the achievement of Company-wide annual performance goals as determined by our board of directors upon recommendation by our Compensation Committee, and upon individual performance. For 2023, these goals included research and clinical objectives and corporate objectives. Each named executive officer is assigned a target bonus expressed as a percentage of his base salary. The target bonus amounts for Mr. Oakes and Dr. Cataldi for 2023 were set at 60% and 40%, respectively. In February 2024, the Compensation Committee determined that the 2023 corporate goals were achieved at 119% and approved individual performance achievement payouts for each of Mr. Oakes and Dr. Cataldi in the amounts reflected in the
“Non-Equity
Incentive Plan Compensation” column of the Summary Compensation Table above.

Agreements with Mr. Truesdell
We entered into a severance agreement Mr. Truesdell, effective December 8, 2022 (the “Truesdell Severance Agreement”). Pursuant to the Truesdell Severance Agreement, upon termination of Mr. Truesdell’s employment without “Cause” (as defined in the Truesdell Severance Agreement), Mr. Truesdell was eligible to receive (i) severance payments, in the form of salary continuation, in an amount equal to four months of his then-current base salary, (ii) payment of COBRA premiums for a period of up to four months, and (iii) a bonus for the prior calendar year if no bonus had been paid at the time of termination. In addition, upon termination of Mr. Truesdell’s employment without Cause at any time during the 12 months following the effective date of a Corporate Transaction, as defined in our 2019 Equity Incentive Plan, Mr. Truesdell was eligible to receive accelerated vesting of all outstanding unvested time-based equity awards that would have become vested during the six months following the termination date.
The severance benefits described above were conditioned upon Mr. Truesdell executing and making effective and irrevocable a separation agreement that included a general release as well as his compliance with certain non-competition,
non-solicitation,
non-disparagement
and
non-disclosure
obligations, resignation from all positions with our company and return of all company property.
Mr. Truesdell’s employment with the Company as its Vice President, Controller and Principal Accounting Officer ended effective November 10, 2023. We entered into a transition agreement with Mr. Truesdell on September 15, 2023 (the “Truesdell Transition Agreement”). Pursuant to the Transition Agreement, Mr. Truesdell agreed to remain actively employed with us until his separation date of November 10, 2023 (the “Separation Date”), at which time, and subject to continued compliance with his ongoing obligations to the Company, he became eligible to receive severance benefits in accordance with the Truesdell Severance Agreement described above. Additionally, in the Truesdell Transition Agreement, Mr. Truesdell agreed to cooperate with the Company in the orderly transition of his work for the four month period following the Separation Date (the “Cooperation Period”), during which time Mr. Truesdell was deemed to remain in Continuous Service (as defined in our 2019 Equity Incentive Plan) such that his rights to exercise any vested options remained as set forth under the 2019 Equity Incentive Plan, subject to his continued compliance with ongoing obligations during the Cooperation Period. In addition, the Truesdell Transition Agreement provided that Mr. Truesdell was eligible to receive an additional six months of accelerated vesting in the event of a Corporate Transaction (as defined in the 2019 Equity Incentive Plan) during the Cooperation Period. No such Corporate Transaction occurred during Mr. Truesdell’s Cooperation Period.
Retirement Benefits and Other Compensation
Our named executive officers were eligible to participate in our employee benefits, including health insurance and group life insurance benefits, on the same basis as our other employees. We maintain an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible employees. We have elected to make non-elective
contributions totaling to 3% of an eligible employee’s gross salary. Our named executive officers received 3%
non-elective
contributions once the plan became active in 2020. We generally do not provide other perquisites or personal benefits except in limited circumstances, and we did not provide any such perquisites or personal benefits to our named executive officers in 2022 or 2023.
DIRECTOR COMPENSATION
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

In addition, each new eligible director who joins our board of directors will be granted a non-statutory
stock option to purchase 3,600 shares of our common stock under our 2019 Equity Incentive Plan, with the shares vesting in 36 equal monthly installments, subject to continued service as a director through the vesting date.
On the date of each annual meeting of our stockholders, each eligible director who continues to serve as a director of our company following the meeting will be granted a non-statutory
stock option to purchase 1,800 shares of our common stock under our 2019 Equity Incentive Plan, with the shares vesting on the first anniversary of the date of grant, subject to continued service as a director though the applicable vesting date.
The exercise price per share of each stock option granted under the non-employee
director compensation policy will be equal to the closing price of our common stock on the Nasdaq Capital Market on the date of grant. Each stock option will have a term of ten years from the date of grant, subject to earlier termination in connection with a termination of the eligible director’s continuous service with us.
Director Compensation Table
The following table sets forth information regarding the compensation earned for service on our board of directors in 2023 by our non-employee
directors. Compensation information for Gregory Oakes is set forth in “Executive Compensation” above.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)(2)	Total ($)
Roger Adsett	55,000	4,293	59,293
Alka Batycky	32,385	7,953	40,338
Fred Callori	68,963	4,293	73,256
Christopher Garabedian	85,000	4,293	89,293
Tiago Girão	72,500	4,293	76,793
Tim M. Mayleben	52,500	4,293	56,793

(1)
In accordance with SEC rules, the amounts in this column represent the aggregate grant date fair value of the option awards determined in accordance with FASB ASC Topic 718. See Note 6 to the financial statements included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2023 filed on March 21, 2024 regarding assumptions underlying the value of equity awards.

(2)	The following table sets forth the aggregate number of option awards outstanding for each of our directors who is not a named executive officer, as of December 31, 2023.

Name	Number of Outstanding Options
Roger Adsett	7,200
Alka Batycky	3,600
Fred Callori	9,000
Christopher Garabedian	5,400
Tiago Girão	9,000
Tim M. Mayleben	32,548

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth the beneficial ownership of our capital stock as of March 31, 2024 by:

•	each person or group of affiliated persons, who we know to beneficially own more than five percent (5%) of our outstanding common stock, each of whom we refer to as a five percent (5%) owner;

•	each of our named executive officers, including certain former named executive officers;

•	each of our current directors; and

•	all of our current named executive officers and directors as a group.
Information given below regarding beneficial owners of more than five percent (5%) of Landos’ outstanding capital stock is based solely on information provided by such persons in filings with the SEC on Schedules 13D, 13G and other filings made with the SEC on or before March 31, 2024. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares issuable pursuant to stock options and other rights to purchase shares of our common stock exercisable within sixty (60) days of March 31, 2024. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.
Unless otherwise noted below, the address of each of the individuals and entities named in the table below is in care of Corporate Secretary, Landos Biopharma, Inc., PO Box 11239, Blacksburg, Virginia 24062. The information provided in the table is based on our records, information filed with the SEC and information provided to us, except where otherwise noted.

	Shares of Common Stock Beneficially Owned (1)
Name of Beneficial Owner	Number	Percent
Greater than 5% Stockholders:
Entities Affiliated with Perceptive (2)	1,486,991	47.7%
Xontogeny, LLC (3)	309,092	9.9%
Named Executive Officers and Directors:
Gregory Oakes (4)	94,241	*
Fabio Cataldi (5)	22,054	*
Patrick Truesdell (6)	6,615	*
Christopher Garabedian (7)	5,400	*
Fred Callori (8)	8,700	*
Tiago Girão (9)	9,000	*
Roger Adsett (10)	6,200	*
Alka Batycky (11)	1,200	*
Tim M. Mayleben (12)	32,548	*
All current directors and executive officers as a group (8 persons)	179,343	5.4%

*	Less than one percent (1%)

(1)
This information is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 3,116,729 shares outstanding on March 31, 2024, adjusted as required by rules promulgated by the SEC.

(2)
This information has been obtained from a Schedule 13D/A filed on March 30, 2023 by Perceptive Advisors LLC. The amount reflected in the table has been adjusted to account for one-for-ten
(1:10) Reverse Stock Split of our outstanding common stock completed on May 25, 2023. As of the filing of the Schedule 13D/A consisted of (a) 7,299,751 shares of common stock held by Perceptive Life Sciences Master Fund, Ltd. (b) 5,799,564 shares of common stock held by Perceptive Xontogeny Venture Fund, LP and (c) 1,770,600 shares of common stock held by PX Venture (A), LLC. Perceptive Life Sciences Master Fund Ltd., Perceptive Advisors LLC and Joseph Edelman have shared voting and dispositive power with respect to the shares held by Perceptive Life Sciences Master Fund Ltd. and PX Venture (A), LLC. Perceptive Advisors LLC serves as the investment manager to Perceptive Life Sciences Master Fund Ltd. and may be deemed to beneficially own the securities directly held by Perceptive Life Sciences Master Fund Ltd. Mr. Edelman is the managing member of Perceptive Advisors LLC and may be deemed to beneficially own the securities directly held by Perceptive Life Sciences Master Fund Ltd. The principal address of Perceptive Advisors LLC is 51 Astor Place, 10th Floor New York, NY 10003.

(3)	This information has been obtained from a Schedule 13D/A filed on March 30, 2023 by Xontogeny, LLC. The principal address of Xontogeny, LLC is 240 Newbury Street, Suite 201, Boston, MA 02116.
(4)	Consists of 94,241 shares of common stock issuable to Mr. Oakes upon the exercise of outstanding options exercisable within 60 days of March 31, 2024.
(5)	Consists of 22,054 shares of common stock issuable to Dr. Cataldi upon the exercise of outstanding options exercisable within 60 days of March 31, 2024.
(6)	Consists of 6,615 shares of common stock issuable to Mr. Truesdell upon the exercise of outstanding options exercisable within 60 days of March 31, 2024.
(7)	Consists of 5,400 shares of common stock issuable to Mr. Garabedian upon the exercise of outstanding options exercisable within 60 days of March 31, 2024.
(8)	Consists of 8,700 shares of common stock issuable to Mr. Callori upon the exercise of outstanding options exercisable within 60 days of March 31, 2024.
(9)	Consists of 9,000 shares of common stock issuable to Mr. Girão upon the exercise of outstanding options exercisable within 60 days of March 31, 2024.
(10)	Consists of 6,200 shares of common stock issuable to Mr. Adsett upon the exercise of outstanding options exercisable within 60 days of March 31, 2024.
(11)	Consists of 1,200 shares of common stock issuable to Dr. Batycky upon the exercise of outstanding options exercisable within 60 days of March 31, 2024.
(12)	Consists of 32,548 shares of common stock issuable to Mr. Mayleben upon the exercise of outstanding options exercisable within 60 days of March 31, 2024.

E
QUITY
C
OMPENSATION
P
LAN
I
NFORMATION
The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	3,682,513	(1)	$1.78	(2)	733,255	(3)
Equity compensation plans not approved by security holders	—		—		100,000

Total	3,682,513		$1.78		833,255

(1)	All such shares were granted under our 2019 Equity Incentive Plan, as amended.
(2)
The weighted-average exercise price is calculated solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding RSUs, which have no exercise price.

(3)
Includes our 2019 Equity Incentive Plan, as amended, and 2021 Employee Stock Purchase Plan. The number of shares of our common stock reserved for issuance under our 2019 Equity Incentive Plan, as amended, automatically increases on January 1 of each year, continuing through and including January 1, 2029, by the lesser of 5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year or 182,490 shares, or a lesser number of shares determined by our Board of Directors. Pursuant to this provision, we added 155,836 shares of common stock that are available for issuance under the 2019 Equity Incentive Plan, as amended, on January 1, 2024, which is not reflected in the table above. The number of shares of our common stock reserved for issuance under our 2021 Employee Stock Purchase Plan automatically increases on January 1 of each year, continuing through and including January 1, 2031, by 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our Board of Directors. Pursuant to this provision, we added 31,167 shares of common stock that are available for issuance under the 2021 Employee Stock Purchase Plan on January 1, 2024, which is not reflected in the table above. No shares have been issued under the 2021 Employee Stock Purchase Plan.

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
Certain Related-Person Transactions
Transactions with Entities Affiliated with Perceptive
On January 4, 2023, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain entities affiliated with Perceptive, pursuant to which we agreed to issue and sell to the entities affiliated with Perceptive in a private placement (the “Private Placement”)
pre-funded
warrants (the
“Pre-Funded
Warrants”) to purchase an aggregate of 3,090,908 shares (the “Warrant Shares”) of our common stock, $0.01 par value per share. Each
Pre-Funded
Warrant has an exercise price of $0.10 per Warrant Share. The purchase price per
Pre-Funded
Warrant was $5.40. The
Pre-Funded
Warrants are exercisable at any time after their original issuance and will not expire.
The
Pre-Funded
Warrants issued in the Private Placement provide that the holder of the
Pre-Funded
Warrants will not have the right to exercise any portion of its
Pre-Funded
Warrants if such holder, together with its affiliates and any other persons whose beneficial ownership of common stock would be aggregated with the holder for purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, as amended, would beneficially own in excess of 35.00% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The Warrant Shares will also be subject to certain registration rights under the IRA (defined below).
The Private Placement closed on January 10, 2023. We received aggregate gross proceeds from the Private Placement of approximately $16.7 million, before deducting $0.1 million of offering expenses paid by us. The following table sets forth the aggregate number of
Pre-Funded
Warrants that entities affiliated with Perceptive purchased in the Private Placement:

Participants	Pre-Funded Warrants	Aggregate purchase price ($)
Entities affiliated with Perceptive (1)	3,090,908	16,690,908.60

(1)
Affiliates of Perceptive whose securities are aggregated for purposes of reporting share ownership information are Perceptive Xontogeny Venture Fund II, LP and PX Venture (A), LLC. Perceptive is a beneficial owner of greater than 5% of our capital stock and is affiliated with our director Fred Callori.

On January 10, 2023, as part of the closing of the Private Placement we entered into an amendment (the “IRA Amendment”) to the amended and restated investor’s rights agreement by and among us and certain of our stockholders dated August 9, 2019 (the “IRA”) in order to add certain entities affiliated with Perceptive as parties to the IRA. The IRA Amendment also extended the termination date of the registration rights provided for in the IRA to the earliest to occur of (a) such time as Rule 144 or another similar exemption under the Securities Act is available for the sale of all of such holder’s shares without limitation during a three-month period without registration and (b) the fifth anniversary of the IRA Amendment.
On March 24, 2024, we entered into the Merger Agreement with Parent, Merger Sub, and solely for the limited purposes set forth therein, AbbVie. In connection with the Merger Agreement, we entered into a voting agreement (the “Voting Agreement”) with Parent, Xontogeny, LLC and Perceptive Advisors LLC pursuant to which Xontogeny and Perceptive agreed to vote their aggregate shares in favor of the adoption of the Merger Agreement and approval of the merger at a special meeting of our stockholders.
Agreement with LianBio Respiratory Limited
In May 2021, we entered into an exclusive collaboration and license agreement (the “LianBio Agreement”), with LianBio Respiratory Limited (“ Lian”), pursuant to which we granted Lian an exclusive license (the “License”), to develop, manufacture and commercialize
NX-13
and omilancor (the “Licensed Technology”). We received an upfront cash payment of $18.0 million in connection with the execution of the LianBio Agreement. In February 2023, we amended the LianBio Agreement to no longer cover the licensing of Licensed Technology relating to omilancor and developmental milestones events were amended to reflect the transfer of Licensed Technology relating to omilancor. Subsequent to the amendment, we are eligible to receive development milestone payments of up to $40.0 million as well as sales milestone payments of up to $105.0 million. We are also eligible to receive tiered low-double-digit
royalties based on future net sales of
NX-13
in specified territories, subject to reductions in specified circumstances. Lian is a related party to us as a result of an affiliation of a member of our board of directors at the time the LianBio Agreement was executed.
Founder Transaction
On February 28, 2023, we entered into an Asset Purchase and Redemption Agreement (the “Purchase Agreement”) with Dr. Bassaganya-Riera, our founder and at such time a beneficial owner of greater than 5% of our capital stock, Raquel Hontecillas and certain other stockholders (together the “Purchasers”) whereby Purchasers acquired (i) all of our right, title and interest in omilancor (or
BT-11),
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
I
NDEPENDENCE
OF
T
HE
B
OARD
OF
D
IRECTORS
As required under the Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our Board of Directors consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independence,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.
Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following six directors are independent directors within the meaning of the applicable Nasdaq listing standards: Roger Adsett, Alka Batycky, Fred Callori, Christopher Garabedian, Tiago Girão and Tim Mayleben. In making this determination, the Board concluded that none of these directors or nominees for director had a material or other disqualifying relationship with
the Company.
Item 14. Principal Accounting Fees and Services.
The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2023 and 2022 by Ernst & Young LLP, Raleigh, North Carolina (PCAOB ID:42), the Company’s independent registered public accounting firm.

	Fiscal Year Ended December 31,
	2023	2022
	(in thousands)
Audit Fees (1)	$335	$340
Tax Fees (2)	44	5

Total Fees	$379	$345

(1)
Audit fees consist of fees billed for professional services provided in connection with the audit of our annual financial statements, the review of our quarterly financial statements, and audit services that are normally provided by the independent registered public accounting firm in connection with regulatory filings.

(2)	Tax fees consist of fees for consultation and related matters.
All fees described above were
pre-approved
by the Audit Committee.
Pre-Approval
Policies and Procedures
The Audit Committee has adopted a policy and procedures for the pre-approval
of audit and
non-audit
services rendered by the Company’s independent registered public accounting firm, Ernst & Young LLP. The policy generally pre-approves
specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts.
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
Item 15. Exhibits, Financial Statement Schedules.
Exhibit Index

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

10.12+
Offer Letter by and between the Company and Fabio Cataldi, effective as of September 5, 2022 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 001-39971), filed with the Securities and Exchange Commission on March 23, 2023).

10.13+
Severance Agreement by and between the Company and Fabio Cataldi, effective as of September 5, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39971), filed with the Securities and Exchange Commission on May 12, 2023).

23.1
Consent of Ernst & Young LLP, independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K for the period ended December 31, 2023 filed on March 21, 2024).

31.1
Certification of Principal Executive and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K for the period ended December 31, 2023 filed on March 21, 2024).

31.2*
Certification of Principal Executive and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1##
Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K for the period ended December 31, 2023 filed on March 21, 2024).

97.1	Landos Biopharma, Inc. Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K for the period ended December 31, 2023 filed on March 21, 2024).

101.INS*	Inline XBRL Instance Document. – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
+	Indicates management contract or compensatory plan.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act
of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDOS BIOPHARMA, INC.

Date: April 16, 2024	By:	/s/ Gregory Oakes
Gregory Oakes
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory Oakes	Chief Executive Officer and Director	April 16, 2024
Gregory Oakes	(Principal Executive and Financial Officer)

*	Chairman of the Board of Directors	April 16, 2024
Christopher Garabedian

*	Director	April 16, 2024
Roger Adsett

*	Director	April 16, 2024
Alka Batycky

*	Director	April 16, 2024
Fred Callori

*	Director	April 16, 2024
Tiago Girao

*	Director	April 16, 2024
Tim M. Mayleben

* By:	/s/ Gregory Oakes
Gregory Oakes
Attorney-in-Fact