Form 10-Q
period 2024-03-31
Landos Biopharma, Inc.
filed 2024-05-09
CIK 1785345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, the registrant had 3,125,841 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

Landos Biopharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,004	$37,499
Restricted cash	50	50
Prepaid expenses and other current assets	842	491
Total current assets	29,896	38,040
Total assets	$29,896	$38,040

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,565	$1,375
Accrued liabilities	5,177	4,874
Total current liabilities	6,742	6,249
Total liabilities	6,742	6,249
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized, 3,116,729 shares issued and outstanding as of March 31, 2024 and December 31, 2023	31	31
Additional paid-in capital	187,382	187,122
Accumulated deficit	(164,259)	(155,362)
Total stockholders’ equity	23,154	31,791
Total liabilities and stockholders’ equity	$29,896	$38,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

Landos Biopharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$3,151	$3,326
General and administrative	6,144	3,153
Total operating expenses	9,295	6,479
Loss from operations	(9,295)	(6,479)
Other (loss) income:
Loss from foreign exchange	(3)	(4)
Interest and other income, net	401	449
Other income, net	398	445
Net loss	$(8,897)	$(6,034)
Net loss per share, basic and diluted	$(1.43)	$(0.93)
Weighted-average shares used to compute net loss per share, basic and diluted	6,207,637	6,484,233
Comprehensive loss:
Net loss	$(8,897)	$(6,034)
Unrealized gain on available-for-sale securities	—	136
Comprehensive loss	$(8,897)	$(5,898)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Landos Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,897)	$(6,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	260	224
Amortization of premium on marketable securities	—	32
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(351)	(327)
Accounts payable	187	(1,265)
Other liabilities	303	(800)
Net cash used in operating activities	(8,498)	(8,170)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	—	3,104
Net cash provided by investing activities	—	3,104
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of pre-funded warrants for the purchase of common stock, net of issuance costs	—	16,666
Repurchase and retirement of common stock	—	(3,000)
Net cash provided by financing activities	—	13,666
Net change in cash, cash equivalents, and restricted cash	(8,498)	8,600
Cash, cash equivalents, and restricted cash at beginning of period	37,549	36,640
Effect of exchange rates on cash	3	4
Cash, cash equivalents, and restricted cash at end of period	$29,054	$45,244

Supplemental non-cash disclosure: NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred financing costs in accounts payable	$—	$99
Unrealized gain on available-for-sale marketable securities	$—	$136

The accompanying notes are an integral part of these condensed consolidated financial statements.

Landos Biopharma, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	3,116,729	$31	$187,122	$(155,362)	$31,791
Stock-based compensation expense	—	—	260	—	260
Net loss	—	—	—	(8,897)	(8,897)
Balance at March 31, 2024	3,116,729	$31	$187,382	$(164,259)	$23,154

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	4,025,489	$40	$172,575	$(57)	$(133,427)	$39,131
Repurchase and retirement of common stock	(908,644)	(9)	(2,991)	—	—	(3,000)
Issuance of pre-funded warrants for the purchase of common stock, net of issuance costs	—	—	16,567	—	—	16,567
Stock-based compensation expense	—	—	224	—	—	224
Unrealized gain on available-for-sale securities	—	—	—	136	—	136
Net loss	—	—	—	—	(6,034)	(6,034)
Balance at March 31, 2023	3,116,845	$31	$186,375	$79	$(139,461)	$47,024

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

Pending Merger

On March 24, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Bespin Subsidiary, LLC, a Delaware corporation and a wholly owned subsidiary of Guarantor (the “Parent”), Bespin Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), and solely for the limited purposes set forth therein, AbbVie Inc. (“AbbVie” or the “Guarantor”), providing for, among other things, our merger with Merger Sub (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. At the effective time of the Merger, or the Effective Time:

i.
each share of the Company’s common stock (a “Share”) outstanding immediately prior to the Effective Time, but excluding any Share: (i) owned by the Company or any of the Company’s wholly owned subsidiaries as treasury stock or otherwise, (ii) held directly or indirectly by AbbVie, Parent or Merger Sub or any other wholly owned subsidiary of AbbVie or (iii) issued and outstanding immediately prior to the Effective Time and that is held by a holder who has not voted in favor of the adoption of the Merger Agreement or consented thereto in writing and is entitled to demand and properly demands appraisal of such Share, as applicable, will be converted automatically into the right to receive (A) $20.42 in cash (the “Closing Amount”), plus (B) one contractual contingent value right (a “CVR”), representing the right to receive a contingent payment of $11.14 in cash upon the achievement of a specified milestone as set forth in, and subject to the terms and conditions of, the Contingent Value Rights Agreement substantially in the form attached as Exhibit D to the Merger Agreement (the “CVR Agreement”), in each case, without interest and subject to any applicable withholding taxes;
ii.
each stock option to acquire Shares (“Company Option”) outstanding immediately prior to the Effective Time, whether vested or unvested, having an exercise price per Share that is less than or equal to the Closing Amount will be cancelled and converted into the right to receive (A) cash in an amount equal to the product of (x) the total number of Shares subject to such Company Option immediately prior to the Effective Time, multiplied by (y) the excess of (I) the Closing Amount over (II) the exercise price payable per Share under such Company Option and (B) one CVR for each Share subject to such Company Option, in each case, without interest and subject to any applicable withholding taxes; any Company Option outstanding immediately prior to the Effective Time, whether vested or unvested, having an exercise price per Share that is greater than the Closing Amount will be cancelled for no consideration and have no further force or effect;
iii.
each outstanding restricted stock unit award (“Company RSU”) outstanding immediately prior to the Effective Time will fully vest, be cancelled, and convert into the right to receive (A) a lump sum payment of cash in an amount equal to the product of (x) the Closing Amount multiplied by (y) the number of Shares subject to such Company RSU and (B) one CVR for each Share subject to such Company RSU, in each case, without interest and subject to any applicable withholding taxes; and
iv.
each warrant exercisable for Shares (“Company Warrant”) outstanding immediately prior to the Effective Time will be deemed to have been exercised in full in a “cashless exercise,” pursuant to the Warrant Agreement effective immediately prior to and contingent upon the closing of the Merger, and will be converted automatically into the right to receive (a) an amount in cash equal to the Closing Amount multiplied by (x) the total number of Shares underlying the Company Warrant as of immediately prior to the Effective Time, multiplied by (y)(A)(1) the Closing Sale Price (as defined in that certain Pre-Funded Warrant, the form of which is attached to the Securities Purchase Agreement (the “Warrant Agreement”)) per share of common stock as of the Trading Day (as defined in the Warrant Agreement) on the date immediately preceding the date on which the closing of the Merger actually occurs, or the Applicable Closing Price, minus (2) the Exercise Price (as defined in the Warrant Agreement) per Share of such Company Warrant, divided by (B) the Applicable Closing Price and (b) a number of CVRs equal to the total number of Shares underlying the Company Warrant as of immediately prior to the Effective Time.

The transaction is not subject to a financing condition. In addition, Guarantor has provided a guarantee, pursuant to which Guarantor has agreed to guarantee Parent’s payments and obligations under the Merger Agreement and the CVR Agreement.

The consummation of the Merger is subject to certain customary conditions, including: (i) receipt of approval of the Merger and adoption of the Merger Agreement by our stockholders; (ii) receipt of required regulatory approvals or clearances, if any, with respect to certain antitrust laws and (iii) the absence of any law or order prohibiting or making illegal the consummation of the Merger.

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

Liquidity

As of March 31, 2024, the Company had cash and cash equivalents of $29.0 million, which it believes will be sufficient to fund its planned operations for at least one year from the issuance of these condensed consolidated financial statements, assuming the Merger is not consummated and the Company continues to operate as an independent entity. Since the Company’s inception in 2017, it has funded its operations through the issuance of convertible preferred stock and convertible promissory notes, the proceeds from its Initial Public Offering, the upfront payment from the license and collaboration agreement and the sale of pre-funded warrants in a private placement. As of March 31, 2024, the Company had an accumulated deficit of $164.3 million and, if the Merger is not consummated and the Company continues to operate as an independent entity, would expect to incur substantial operating losses for at least the next several years. As such, the Company would need to raise additional capital to initiate and complete its ongoing and planned clinical trials, to continue and expand its research and development operations that support its ongoing and planned discovery, development and clinical and regulatory activities and to adequately prepare for commercialization of its product candidates that may achieve regulatory approval in the future.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Landos Biopharma Australia Pty Ltd. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its consolidated financial position, operating results and cash flows for the periods presented have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements for the three months ended March 31, 2024 are consistent with, and should be read in conjunction with, those discussed in Note 1 of the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents. Bank deposits are held by accredited financial institutions, and these deposits are often in excess of insured limits. The Company limits its credit risk associated with cash and cash equivalents by placing them with financial institutions it believes are of high quality. The Company has not experienced any losses on its deposits of cash or cash equivalents as of March 31, 2024 or December 31, 2023.

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

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(8,897)	$(6,034)
Denominator:
Weighted-average shares of common stock issued and outstanding	3,116,729	3,702,416
Weighted-average pre-funded warrants outstanding	3,090,908	2,781,817
Weighted-average shares used to calculate net loss per common share, basic and diluted	6,207,637	6,484,233
Net loss per common stock, basic and diluted	$(1.43)	$(0.93)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the periods presented, because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Stock options to purchase common stock	480,131	482,116
Restricted stock units	254,238	99,807
Total	734,369	581,923

Comprehensive Loss

The Company’s comprehensive loss is comprised of changes in unrealized gain on available-for-sale securities.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information for income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 for public business entities that are United States Securities and Exchange Commission (“SEC”) filers. The Company expects to adopt ASU 2023-09 in the annual reporting period beginning after December 15, 2024 and does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

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

Level 2—Inputs (other than quoted prices included in Level 1) that are either directly or indirectly observable inputs for similar assets or liabilities. These include quoted prices for identical or similar assets or liabilities in active markets and quoted prices for identical or similar assets of liabilities in markets that are not active; and

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market fund	$10,470	$—	$—	$10,470
Certificates of deposit	18,240	—	—	18,240
Total assets	$28,710	$—	$—	$28,710

	December 31, 2023
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market fund	$17,867	$—	$—	$17,867
Certificates of deposit	12,078	—	—	12,078
Total assets	$29,945	$—	$—	$29,945

The Company’s financial instruments consist of Level 1 assets. The Company values its Level 1 assets based on quoted prices in active markets. Level 1 assets consist primarily of highly liquid money market funds and certificates of deposit that are included in cash equivalents.

There were no transfers into or out of Level 3 securities during the three months ended March 31, 2024.

4. Asset Purchase and Redemption Agreement

In February 2023, the Company entered into an Asset Purchase and Redemption Agreement (“Purchase Agreement”) with Dr. Bassaganya-Riera, a former related party who is the former chief executive officer of the Company and a greater than 5% owner of the Company's common stock at the time of the transaction, Raquel Hontecillas and certain other stockholders (the “Purchasers”), whereby the Purchasers acquired (i) all of the Company's right, title and interest in omilancor, LABP-104 and LABP-111 and any such derivatives and analogs that target LANCL proteins (together, the “Acquired Compounds”), (ii) a worldwide, perpetual, irrevocable, fully-paid up, royalty-free, exclusive, sublicensable and transferable license grant under the intellectual property rights retained by the Company and necessary or useful for the development, manufacture and commercialization of the Acquired Compounds, (iii) a royalty agreement providing, among other things, for the payment by the Company to the Purchasers of a royalty of 2% of all net sales by the Company of any products containing certain compounds that the Company retained following the closing under the Purchase Agreement and (iv) $3,000,000 in cash in exchange for (x) 908,644 shares of common stock of the Company held by the Purchasers (the “Purchaser Shares”) and (y) a royalty agreement providing, among other things, for the payment by the Purchasers to the Company a royalty of 6% of all net sales by the Purchasers of any products containing any of the Acquired Compounds in consideration for the acquired intellectual property rights.

The impact of this transaction resulted in a $3.0 million reduction of equity during the three months ended March 31, 2023 for the repurchase and retirement of the Purchaser Shares. There was no value assigned or recorded to the potential royalty consideration to be received or paid as such values were determined to be insignificant during each of the three months ended March 31, 2024 and 2023.

5. Balance Sheet Components

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2024	2023
Accrued research and development	$2,158	$2,353
Accrued general and administrative	2,554	718
Accrued payroll and employee benefits	465	1,803
Total accrued liabilities	$5,177	$4,874

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

The Pre-Funded Warrants issued in the Private Placement provide that the holder of the Pre-Funded Warrants will not have the right to exercise any portion of its Pre-Funded Warrants if such holder, together with its affiliates and any other persons whose beneficial ownership of common stock would be aggregated with the holder for purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, as amended, would beneficially own in excess of 35% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The Warrant Shares will also be subject to certain registration rights under the Company’s Amended and Restated Investors’ Rights Agreement. As of each of March 31, 2024 and December 31, 2023, none of the Pre-Funded Warrants have been exercised.

Treasury Stock

In February 2023, in connection with entering into the Purchase Agreement with its founder, a former related party who is the former chief executive officer of the Company and a greater than 5% owner of the Company's common stock at the time of the transaction, and other stockholders, the Company repurchased 908,644 shares of common stock for an aggregate price of $3.0 million. The repurchased common stock was subsequently retired in March 2023. The Company recorded the shares repurchased using the cost method.

2019 Equity Incentive Plan

In December 2019, the board of directors of the Company (the “Board”) adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the grant of share-based awards, including stock options and restricted stock units, to employees, directors and non-employee service providers of the Company. The number of shares of common stock reserved for issuance under the 2019 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2020 and continuing through January 1, 2029, in an amount equal to the least of (i) 5% of the total number of shares of the Company’s common stock issued and outstanding on the last day of the calendar month before the date of each automatic increase; (ii) 182,490 shares; or (iii) a lesser number of shares determined by the Company’s Board. Subject to this provision, the Company added 155,836 shares available for grant to the 2019 Plan effective January 1, 2024. As of March 31, 2024, there were approximately 626,949 shares available for future grants under the 2019 Plan.

2021 Employee Stock Purchase Plan

In January 2021, the Board adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The purpose of the 2021 ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum efforts toward the Company’s success. The 2021 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended, (the “Code”) for U.S. employees. The number of shares of common stock reserved for issuance under the 2021 ESPP automatically increases on January 1 of each calendar year, starting on January 1, 2022 and continuing through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock issued and outstanding on the last day of the calendar month before the date of each automatic increase; or (ii) a lesser number of shares determined by the Board. Subject to this provision, the Company added

31,167 shares available for grant to the 2021 ESPP effective January 1, 2024. As of March 31, 2024, there were approximately 150,545 shares available for future grants under the 2021 ESPP. As of March 31, 2024, no shares of common stock had been purchased under the 2021 ESPP.

2022 Inducement Plan

In March 2022, the Board adopted the 2022 Inducement Plan. The 2022 Inducement Plan is a non-stockholder approved stock plan under which the Company may grant equity awards to induce highly-qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with a proprietary interest in the Company. The Company intends that the 2022 Inducement Plan be reserved for persons to whom the Company may issue securities without stockholder approval as an inducement pursuant to Nasdaq Marketplace Rule 5635(c)(4). The number of shares of common stock reserved for issuance under the 2022 Inducement Plan was initially determined to be 100,000 shares. As of March 31, 2024, there were 100,000 shares available for future grants under the 2022 Inducement Plan.

Stock Option Awards

The weighted average fair value per share of options to purchase common stock granted was $3.88 for the three months ended March 31, 2023. There were no options to purchase common stock granted during the three months ended March 31, 2024.

At March 31, 2024, the total compensation cost related to unvested stock-based awards granted under the 2019 Plan but not yet recognized was $1.3 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

Restricted Stock Units

At March 31, 2024, the total compensation cost related to unvested restricted stock units granted under the 2019 Plan but not yet recognized was $1.2 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

The following table summarizes stock-based compensation expense, which was included in the Condensed Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$108	$67
General and administrative	152	157
Total stock-based compensation expense	$260	$224

7. Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company believes there is no litigation pending or loss contingencies that could have, either individually or in the aggregate, a material impact on the Company’s consolidated financial statements.

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

Retained Compounds Royalty Agreement

Pursuant to the terms of the Purchase Agreement entered into by the Company and the Purchasers in February 2023, the Company entered into a royalty agreement whereby the Purchasers are eligible to receive a 2% royalty of all net sales by the Company of any products containing certain compounds that the Company retained following the closing under the Purchase Agreement (“Retained Compounds Royalty Agreement”). The Company recognizes such royalty payment obligations when such payments are probable and reasonably estimable. Due to the uncertainty related to the ongoing research and development activities, obtaining regulatory approval and achieving successful commercialization to which net sales could be derived, the Company has not recognized a royalty obligation as of and for each of the three months ended March 31, 2024 and 2023.

NIH Grant

In 2020, the Company was awarded a grant by the National Institutes of Health (“NIH”) for a phase 2 proof-of-concept efficacy study of omilancor in Crohn's disease patients. The grant award provided for reimbursement of actual, allowable costs incurred. As of March 31, 2023, the Company had received $1.2 million of funding under the grant, which was used to reimburse expenses incurred under its phase 2 study of omilancor in patients with Crohn’s disease during the grant funding periods. In February 2023, the Company transferred omilancor and certain other assets to its scientific founder, however the NIH did not approve the transfer of the grant to the scientific founder. No further funds were received under the grant subsequent to March 31, 2023. In September 2023, the Company made the decision to terminate the grant and repay the grant proceeds to the NIH due to an evaluation of the ongoing effort to continue the grant relative to the benefit of maintaining the grant. As a result of this decision, the Company determined that repayment of the grant is probable, which resulted in a change in estimate and the recording of a liability in September 2023. As of March 31, 2024, $1.2 million is recorded in accrued liabilities on the Condensed Consolidated Balance Sheet.

8. License and Collaboration Agreement

In May 2021, the Company entered into an exclusive license and collaboration agreement (the “LianBio Agreement”) with LianBio Respiratory Limited (“Lian”). Lian is a related party to the Company as a result of an affiliation of a member of the Company’s Board at the time the LianBio Agreement was executed. Pursuant to the LianBio Agreement, the Company delivered to Lian an exclusive license and the know-how (the “License”) to develop, manufacture and commercialize omilancor and NX-13 (the “Products”) in the territory comprising the People’s Republic of China (“PRC”), Hong Kong, Macau, Taiwan, Cambodia, Indonesia, Myanmar, Philippines, Singapore, South Korea, Thailand and Vietnam (the “Territory”). Lian will bear (i) all costs and expenses for any development or commercialization of the Products in the Territory and (ii) all costs and fees associated with applying for regulatory approval of the Products in the Territory. The Company received a non-refundable payment of $18.0 million upon execution of the LianBio Agreement. In February 2023, the Company amended the LianBio Agreement to no longer cover omilancor. Subsequent to the amendment, the Company is eligible to receive development milestone payments of up to $40.0 million as well as sales milestone payments of up to $105.0 million relating to the development of NX-13. The Company is also eligible to receive tiered low-double-digit royalties based on future net sales of NX-13 in the Territory, subject to reductions in specified circumstances.

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

The Company concluded that Lian meets the definition of a customer because the Company is delivering intellectual property and other services in which the parties are not jointly sharing the risks and rewards. Therefore, the Company concluded that the promises summarized above represent transactions with a customer within the scope of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). Given that Lian is not obligated to purchase any minimum amount or quantities of Products, the supply of Products for clinical and commercial purposes was determined to be an option for Lian, rather than a performance obligation of the Company at contract inception and will be accounted for if and when exercised. The Company also determined that Lian’s option to purchase Products does not create a material right as the expected pricing is not at a discount. At contract inception and through March 31, 2024, the Company determined that the contract contains a single performance obligation to deliver the License, which represents functional intellectually property given the functionality of the License is not expected to change substantially as a result of the Company’s ongoing activities.

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

In February 2024, LianBio, the parent of Lian, announced that its Board of Directors had completed its comprehensive strategic review of the company and determined to initiate the wind down of the LianBio’s operations. Lian has the ability to assign its rights under the LianBio Agreement but has no obligation to do so.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of December 31, 2023 and 2022 and for each of the two years in the periods ended December 31, 2023 and 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 21, 2024. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “the company,” “we,” “us,” and “our” refer to Landos Biopharma, Inc. together with its subsidiaries.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. You should refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and in “Item 1a. Risk Factors” below for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements.

Company Overview

We are a clinical-stage biopharmaceutical company focused on the development of novel, oral, once-daily therapeutics for patients with autoimmune diseases. Our core expertise is the development of compounds that target novel pathways at the interface of immunity and metabolism. Based on our understanding of the role that cellular metabolic pathways have on modulating inflammatory responses, we aim to inhibit these inflammatory responses by changing the metabolic processes in target cells. We believe the therapeutics we develop, if approved, could have a positive impact on the quality of life of patients suffering from autoimmune and chronic inflammatory diseases. On March 24, 2024, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Bespin Subsidiary, LLC, a Delaware corporation and a wholly owned subsidiary of Guarantor, or the Parent, Bespin Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent, or Merger Sub, and solely for the limited purposes set forth therein, AbbVie Inc., which we refer to as AbbVie or the Guarantor, providing for, among other things, our merger with Merger Sub, or the Merger, with Landos surviving the Merger as a wholly owned subsidiary of Parent. See “—Recent Developments.”

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

Recent Developments

On March 24, 2024, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Bespin Subsidiary, LLC, a Delaware corporation and a wholly owned subsidiary of Guarantor, or Parent, Bespin Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent, or Merger Sub, and solely for the limited purposes set forth therein, AbbVie Inc., or AbbVie or the Guarantor, providing for, among other things, the merger of Merger Sub with and into the company, or the Merger, with the company surviving the Merger as a wholly owned subsidiary of Parent. At the effective time of the Merger, or the Effective Time:

1.
each share of our common stock, par value $0.01 per share, or a Share, outstanding immediately prior to the Effective Time, but excluding any Share: (i) owned by us or any of our wholly owned subsidiaries as treasury stock or otherwise, (ii) held directly or indirectly by AbbVie, Parent or Merger Sub or any other wholly owned subsidiary of AbbVie or (iii) issued and outstanding immediately prior to the Effective Time and that is held by a holder who has not voted in favor of the adoption of the Merger Agreement or consented thereto in writing and is entitled to demand and properly demands appraisal of such Share, as applicable, will be converted automatically into the right to receive (A) $20.42 in cash, or the Closing Amount, plus (B) one contractual contingent value right, or a CVR, representing the right to receive a contingent payment of $11.14 in cash upon the achievement of a specified milestone as set forth in, and subject to the terms and conditions of, the Contingent Value Rights Agreement substantially in the form attached as Exhibit D to the Merger Agreement, or the CVR Agreement, in each case, without interest and subject to any applicable withholding taxes;
2.
each stock option to acquire Shares, or a Company Option, outstanding immediately prior to the Effective Time, whether vested or unvested, having an exercise price per Share that is less than or equal to the Closing Amount will be cancelled and converted into the right to receive (A) cash in an amount equal to the product of (x) the total number of Shares subject to such Company Option immediately prior to the Effective Time, multiplied by (y) the excess of (I) the Closing Amount over (II) the exercise price payable per Share under such Company Option and (B) one CVR for each Share subject to such Company Option, in each case, without interest and subject to any applicable withholding taxes; any Company Option outstanding immediately prior to the Effective Time, whether vested or unvested, having an exercise price per Share that is greater than the Closing Amount will be cancelled for no consideration and have no further force or effect;
3.
each of our outstanding restricted stock unit awards, or a Company RSU, outstanding immediately prior to the Effective Time will fully vest, be cancelled, and convert into the right to receive (A) a lump sum payment of cash in an amount equal to the product of (x) the Closing Amount multiplied by (y) the number of Shares subject to such Company RSU and (B) one CVR for each Share subject to such Company RSU, in each case, without interest and subject to any applicable withholding taxes; and
4.
each warrant exercisable for Shares, or a Company Warrant, outstanding immediately prior to the Effective Time will be deemed to have been exercised in full in a “cashless exercise,” pursuant to the Warrant Agreement effective immediately prior to and contingent upon the closing of the Merger, and will be converted automatically into the right to receive (a) an amount in cash equal to the Closing Amount multiplied by (x) the total number of Shares underlying the Company Warrant as of immediately prior to the Effective Time, multiplied by (y)(A)(1) the Closing Sale Price (as defined in that certain Pre-Funded Warrant, the form of which is attached to the Securities Purchase Agreement, dated as of January 4, 2023, between us and purchasers thereto, or the Warrant Agreement) per share of common stock as of the Trading Day (as defined in the Warrant Agreement) on the date immediately preceding the date on which the closing of the Merger actually occurs, or the Applicable Closing Price, minus (2) the Exercise Price (as defined in the Warrant Agreement) per Share of such Company Warrant, divided by (B) the Applicable Closing Price and (b) a number of CVRs equal to the total number of Shares underlying the Company Warrant as of immediately prior to the Effective Time.

The transaction is not subject to a financing condition. In addition, Guarantor has provided a guarantee, pursuant to which Guarantor has agreed to guarantee Parent’s payments and obligations under the Merger Agreement and the CVR Agreement.

The consummation of the Merger is subject to certain customary conditions, including: (i) receipt of approval of the Merger and adoption of the Merger Agreement by our stockholders; (ii) receipt of required regulatory approvals or clearances, if any, with respect to certain antitrust laws and (iii) the absence of any law or order prohibiting or making illegal the consummation of the Merger.

We have made customary representations, warranties and covenants in the Merger Agreement, including certain covenants regarding the operation of our business and our subsidiaries prior to the Effective Time. We will be subject to customary “no-shop” restrictions, subject to a “fiduciary out” provision that allows us, under certain specified circumstances, to provide information to, and participate in discussions and engage in negotiations with, third parties with respect to an alternative transaction proposal if the board of we determine in good faith, after consultation with its outside legal counsel and outside financial advisor(s), that such alternative acquisition proposal constitutes or would reasonably be expected to constitute or lead to a superior proposal for an alternative transaction, and that the failure to take such actions would be inconsistent with the fiduciary duties of our directors under applicable law.

The Merger Agreement includes a remedy of specific performance for the parties thereto. The Merger Agreement also contains certain termination rights for each of us and Parent and provides that, upon the termination of the Merger Agreement under certain specified circumstances, including (i) termination by us to accept, and enter into a definitive agreement with respect to, a superior proposal for an alternative transaction and (ii) termination by Parent due to a change in the recommendation of our board of directors with respect to the Merger Agreement, we will be required to pay a termination fee of $7,000,000. The termination fee will also be payable if (1) the Merger Agreement is terminated under certain circumstances and (2) a proposal (or intention to make a proposal) to acquire more than 50% of our stock or assets is publicly made or announced (and not subsequently withdrawn) and (3) we enter into a definitive agreement for, or completes, any transaction involving the acquisition of more than 50% of its stock or assets within twelve months of such termination.

On April 25, 2024, we filed a definitive proxy statement further describing the Merger, including setting May 23, 2024 as the date on which our stockholders can vote on the Merger at a special meeting of stockholders. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by our stockholders, we will consummate the Merger. In the event the Merger is not consummated and we continue to operate as an independent entity, our Board will be required to develop a new business plan. We cannot currently ascertain such plan nor the financial impact on us at this time.

Additional Agreements and Corporate History

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

In February 2023, we entered into an Asset Purchase and Redemption Agreement, or the Purchase Agreement, with Dr. Bassaganya-Riera, a former related party who is our former chief executive officer and a greater than 5% owner of our common stock at the time of the transaction, Raquel Hontecillas and certain other stockholders, or together the Purchasers, whereby the Purchasers acquired (i) all of our right, title and interest in omilancor, LABP-104 and LABP-111 and any such derivatives and analogs that target LANCL proteins, or together the Acquired Compounds, (ii) a worldwide, perpetual, irrevocable, fully-paid up, royalty-free, exclusive, sublicensable and transferable license grant under the intellectual property rights retained by us and necessary or useful for the development, manufacture and commercialization of the Acquired Compounds, (iii) a royalty agreement providing, among other things, for the payment by us to the Purchasers of a royalty of 2% of all net sales by us of any products containing certain compounds that we retained following the closing under the Purchase Agreement and (iv) $3,000,000 in cash in exchange for (x) 908,644 shares of our common stock held by the Purchasers and (y) a royalty agreement providing, among other things, for the payment by the Purchasers to us of a royalty of 6% of all net sales by the Purchasers of any products containing any of the Acquired Compounds in consideration for the acquired intellectual property rights.

In conjunction with the Purchase Agreement, we amended the LianBio Agreement (an exclusive collaboration and license agreement, or the LianBio Agreement, with LianBio Respiratory Limited, or Lian, pursuant to which we granted Lian an exclusive license, or the License, to develop, manufacture and commercialize NX-13 and omilancor in China and select Asian markets) to no longer cover the licensing of Licensed Technology relating to omilancor and developmental milestones events were amended to reflect the transfer of Licensed Technology relating to omilancor. Subsequent to the amendment, we are eligible to receive development milestone payments of up to $40.0 million as well as sales-based milestone payments of up to $105.0 million. We are also eligible to receive tiered low-double-digit royalties based on future net sales of NX-13 in the territory comprising the People’s Republic of China, Hong Kong, Macau, Taiwan, Cambodia, Indonesia, Myanmar, Philippines, Singapore, South Korea, Thailand and Vietnam, subject to reductions in specified circumstances. In February 2024, LianBio, the parent of Lian, announced that its Board of Directors had completed its comprehensive strategic review of the company and determined to initiate the wind down of the LianBio’s operations. Lian has the ability to assign its rights under the LianBio Agreement but has no obligation to do so.

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

Since our inception in 2017, we have funded our operations through the issuance of convertible preferred stock and convertible promissory notes, through proceeds from our initial public offering, or IPO, through the upfront payment from a license and collaboration agreement with a related party and through the sale of pre-funded warrants in a private placement. As of March 31, 2024, we had an accumulated deficit of $164.3 million and, if the Merger is not consummated and we continue to operate as an independent entity, we would expect to incur substantial operating losses for at least the next several years. As such, we would need to raise additional capital to initiate and complete our ongoing and planned clinical trials, to continue and expand our research and development operations that support our ongoing and planned development and clinical and regulatory activities, and to adequately prepare for commercialization of our product candidates that may achieve regulatory approval in the future. As of March 31, 2024, we had cash and cash equivalents of $29.0 million, which we believe will be sufficient to fund our operating expenses and capital requirements into mid-2025, assuming the Merger is not consummated and we continue to operate as an independent entity. We anticipate that our expenses may increase significantly in connection with our ongoing activities if the Merger is not consummated and we continue to operate as an independent entity, as we:

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have a higher development cost than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. If the Merger is not consummated and we continue to operate as an independent entity, we would expect that our research and development expenses will increase slightly in 2024 relative to 2023 as a result of our planned clinical trial activities. In the long term, we expect that they will increase and will comprise a larger percentage of our total expenses as we progress and complete our ongoing clinical trials, initiate new clinical trials, continue to discover and develop additional product candidates and prepare regulatory filings for any product candidates that successfully complete clinical trials.

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

•
the successful completion of the Merger;
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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel in our executive, finance, business development and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters, professional fees for accounting, auditing, tax, advisory and consulting services, insurance costs, travel expenses and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

If the Merger is not consummated and we continue to operate as an independent entity, we would expect that our general and administrative expenses will increase in 2024 relative to 2023 due to transaction and advisory related expenses incurred in conjunction with the Merger Agreement, and increase in the long term as we support our expanded infrastructure, including the development of a commercialization infrastructure for any product candidates for which we may obtain regulatory approval. Our expenditures are subject to uncertainties, including the terms and timing of regulatory approvals, and the expense of filing, prosecuting, defending and enforcing any patent claims or other intellectual property rights.

Interest and Other Income, net

Interest and other income, net, primarily consists of grant expense related to a grant agreement with the National Institutes of Health, or NIH, and interest income received from money market funds and certificates of deposit. In 2020, we were awarded a grant by the NIH for a phase 2 proof-of-concept efficacy study of omilancor in Crohn's disease patients. The grant award provided for reimbursement of actual, allowable costs incurred. As of March 31, 2023, we had received $1.2 million of funding under the grant, which was used to reimburse expenses incurred under our phase 2 study of omilancor in patients with Crohn’s disease during the grant funding periods. In February 2023, we transferred omilancor and certain other assets to our scientific founder, however the NIH did not approve the transfer of the grant to the scientific founder. No further funds were received under the grant subsequent to March 31, 2023. In September 2023, we made the decision to terminate the grant and repay the grant proceeds to the NIH due to an evaluation of the ongoing effort to continue the grant relative to the benefit of maintaining the grant. As a result of this decision, we determined that repayment of the grant is probable, which resulted in a change in estimate and the recording of a liability in September 2023. As of March 31, 2024, $1.2 million is recorded in accrued liabilities on the Condensed Consolidated Balance Sheet. In connection with the termination of the grant, we are conducting certain close-out procedures, in which the NIH may review our performance, cost structures and compliance with applicable laws, regulations, policies and standards and the terms and conditions of the grant. If any of our expenditures are found to be unallowable or allocated improperly, we may incur additional costs.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$3,151	$3,326
General and administrative	6,144	3,153
Total operating expenses	9,295	6,479
Loss from operations	(9,295)	(6,479)
Other (loss) income:
Loss from foreign exchange	(3)	(4)
Interest and other income, net	401	449
Other income, net	398	445
Net loss	$(8,897)	$(6,034)

Research and Development Expenses

Research and development expenses were $3.2 million for the three months ended March 31, 2024 compared to $3.3 million for the three months ended March 31, 2023. The decrease of $0.1 million was primarily attributable to a decrease in NX-13 clinical trial activities related to the start up of the Phase 2 NX-13 trial which was initiated in the second quarter of 2023, partially offset by an increase in manufacturing of NX-13 drug product.

The following table summarizes our research and development expenses by product candidate for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
External costs by clinical program:
Omilancor	$1	$(55)
NX-13	1,625	1,752
LABP-104	—	21
Total external costs by clinical program:	1,626	1,718
Compensation	1,247	1,280
Other	278	328
Total research and development expenses	$3,151	$3,326

General and Administrative Expenses

General and administrative expenses were $6.1 million for the three months ended March 31, 2024 compared to $3.2 million for the three months ended March 31, 2023. The increase of $2.9 million was primarily attributable to an increase in consulting and advisory costs related to the Merger Agreement.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. If the Merger is not consummated and we continue to operate as an independent entity, we would expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our research programs and product candidates. As a result, we would need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the issuance of convertible preferred stock and convertible promissory notes, proceeds from our IPO, the upfront payment from the LianBio Agreement and the sale of pre-funded warrants in a private placement.

In March 2022, we filed a shelf registration statement on Form S-3, or the 2022 Shelf Registration Statement, with the SEC. The 2022 Shelf Registration Statement became effective in August 2022. The 2022 Shelf Registration Statement permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination. As of March 31, 2024, we had $200.0 million of common stock remaining that can be sold under the 2022 Shelf Registration Statement, although this amount will be limited for as long as we are subject to General Instruction I.B.6 of Form S-3, which limits the amount of funds we can raise through primary public offerings of securities in any twelve-month period using a registration statement on Form S-3 to one-third of the aggregate market value of the shares of our common stock held by non-affiliates. Therefore, we will be limited in the amount of proceeds we are able to raise by selling shares of our common stock using Form S-3, including the 2022 Shelf Registration Statement, until such time as our public float held by non-affiliates exceeds $75.0 million.

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

As of March 31, 2024, we had approximately $29.0 million in cash and cash equivalents and an accumulated deficit of $164.3 million. We had no indebtedness as of March 31, 2024.

The following table summarizes our sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(8,498)	$(8,170)
Net cash provided by investing activities	—	3,104
Net cash provided by financing activities	—	13,666
Net change in cash, cash equivalents and restricted cash	$(8,498)	$8,600

Operating Activities

During the three months ended March 31, 2024, we used cash in operating activities of $8.5 million, reflecting a net loss of $8.9 million, partially offset by non-cash charges of $0.3 million. The non-cash charges consist of stock-based compensation expense.

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

Funding Requirements

To date, we have not generated any revenues from the commercial sale of approved drug products, and if the Merger is not consummated and we continue to operate as an independent entity, we would not expect to generate substantial revenue for at least the next few years. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be compromised. We do not know when, or if, we will generate any revenue from our product candidates, and we do not expect to generate significant revenue unless and until we obtain regulatory approval of, and commercialize, our product candidates. Further, we do not know when, or if, we will generate any additional revenue under the LianBio Agreement or pursuant to the royalty rights under the Purchase Agreement as future payments are conditioned upon the achievement of development and commercialization milestones that are uncertain as of this date. We expect our expenses to proportionately increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain approval for any of our product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

We believe that our existing cash and cash equivalents as of March 31, 2024 will be sufficient to fund our operating expenses and capital requirements into mid-2025, assuming the Merger is not consummated and we continue to operate as an independent entity. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drugs, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•
the successful completion of the Merger;
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

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The accounting policies and estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15I and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer (our principal executive officer and principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer has concluded that as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below and under Item 1A of Part I of our Annual Report on Form 10-K, together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the Risk Factors were to actually occur, our business, financial condition, results of operations and our potential future growth prospects could be materially and adversely affected. Under the circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Pending Merger

Failure to complete, or delays in completing, the Merger announced on March 25, 2024 could materially and adversely affect our results of operations and our stock price.

On March 24, 2024, we entered into the Merger Agreement, pursuant to which, if all of the conditions to closing are satisfied or waived, Merger Sub will be merged with and into our company with our company surviving as a wholly owned indirect subsidiary of AbbVie. Consummation of the Merger is subject to certain closing conditions, some of which are not within our control, and may prevent, delay, or otherwise materially adversely affect the completion of the transaction. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if additional uncertainties may arise and cannot assure that we will be able to successfully consummate the pending transaction as currently contemplated under the Merger Agreement or at all. Risks related to the failure of the pending transaction to be consummated include, but are not limited to, the following:

•
the trading price of our stock may decline to the extent that the current market price for our stock reflects a market assumption that the Merger will be completed;
•
under some circumstances, we may be required to pay a termination fee of $7 million;
•
potential adverse effects on our relationships with current partners, suppliers and other business partners, or those with which we are seeking to establish business relationships, due to uncertainties about the Merger;
•
we will remain liable for significant transaction costs, including legal, financial advisory, accounting, and other costs relating to the transaction regardless of whether the Merger is consummated;
•
the attention of our management may have been diverted to the Merger; and
•
we could be subject to litigation related to any failure to complete the Merger.

Additionally, the performance of our employees may be negatively affected during the pendency of the transaction as employees may experience uncertainty about their future roles following completion of the Merger, and likewise it may be difficult to attract new employees during the pendency of the transaction.

Further, under the Merger Agreement, we are generally required to conduct in all material respects our business in the ordinary course, consistent with past practice and are restricted from taking certain specified actions absent AbbVie’s prior written consent, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.

The occurrence of any of these events individually or in combination could materially and adversely affect our business, results of operations, financial condition, and our stock price.

A lawsuit has been filed against us and the members of our board of directors arising out of the pending transaction, and additional such lawsuits may be filed in the future, which may delay or prevent the pending transaction.

A stockholder complaint has been filed against us and our board of directors in connection with the transactions contemplated by the Merger Agreement, and additional such lawsuits may be filed in the future. The outcome of litigation is uncertain, and we may not be successful in defending against any such claims. These lawsuits could delay or prevent the transaction, divert the attention of our management and employees from our day-to-day business, result in substantial costs to us, and otherwise adversely affect our business, results of operations, and financial condition.

The ability to complete the transaction is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect or could cause either party to abandon the transaction.

Completion of the transaction is conditioned upon, among other things, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or the HSR Act, and the receipt of certain other regulatory approvals. In deciding whether to challenge the transaction, the Federal Trade Commission, or the FTC, and other regulatory agencies will consider the effect of the transaction on competition. The FTC, or other regulatory agencies, may condition their decision not to challenge the transaction on AbbVie’s or our agreement to various requirements, limitations, or costs, or require divestitures or place restrictions on the conduct of AbbVie’s business following the transaction. In addition, these requirements, limitations, costs, divestitures, or restrictions may result in the delay or abandonment of the transaction.

The Merger Agreement with AbbVie limits our ability to pursue alternative transactions which could deter a third party from proposing an alternative transaction.

The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to initiate, solicit, knowingly encourage, engage, knowingly assist or participate in or knowingly facilitate any discussions or negotiations with any other person (other than Parent, Merger Sub, each of their representatives, or any person acting jointly or in concert with either such party) that constitutes or may reasonably be expected to constitute or lead to an alternative acquisition proposal, including such a proposal for 20% or more of our and our subsidiaries’ assets or 20% or more of our outstanding common stock. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our outstanding common stock from considering or proposing an acquisition or that the price at which AbbVie has proposed to acquire the Company might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay.

Our stockholders may not receive any payment on the CVRs and the CVRs may expire valueless.

If the Merger is completed, the holders of our common stock will be entitled to receive one contingent value right, or CVR, per share of common stock that such holder owns, representing the right to receive a contingent payment of $11.14 per share in cash, without interest thereon and subject to any withholding of taxes, or a Contingent Payment, upon the initiation of the first Phase 3 clinical trial for a pharmaceutical product containing or comprising NX-13 with a specified formula, and derivatives thereof, or any other molecule, compound or agent directed to a NLRX1 pathway ligand compound that is controlled by the company for the treatment of ulcerative colitis prior to March 31, 2029, or the Milestone, as set forth in the CVR Agreement, that the company plans to enter into at the closing under the Merger Agreement with Parent, Broadridge Corporate Issuer Solutions, LLC, as rights agent thereunder, and AbbVie, for the limited purposes set forth therein, substantially in the form attached as Exhibit D to the Merger Agreement. In the event that the Milestone set forth in the CVR Agreement is not achieved and the contingent payment is not payable, holders of the CVRs will not receive any payment pursuant to the CVR Agreement. The CVRs will not be transferable, except in the limited circumstances specified in the CVR Agreement, will not have any voting or dividend rights, and will not represent any equity or ownership interest in the Company or any of its affiliates, and interest will not accrue on any amounts potentially payable on the CVRs. Accordingly, the right of any of our stockholders to receive any future payment on or derive any value from the CVRs will be contingent solely upon the achievement of the Milestone, as outlined above, and the Milestone is not achieved for any reason within the time periods specified in the CVR Agreement, no payments will be made under the CVRs, and the CVRs will expire valueless.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of March 24, 2024, by and among Landos Biopharma, Inc., AbbVie Inc., Bespin Subsidiary, LLC and Bespin Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-39971), filed with the Securities and Exchange Commission on March 25, 2024).

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

10.1

Voting Agreement, dated as of March 24, 2024, by and among Landos Biopharma, Inc., Xontogeny, LLC and Perceptive Advisors LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-39971), filed with the Securities and Exchange Commission on March 25, 2024).

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

Landos Biopharma, Inc.

Date: May 9, 2024	By:	/s/ Gregory Oakes
Gregory Oakes
President and Chief Executive Officer
(Principal Executive and Financial Officer)